Form 10-Q
period 1997-09-30
TELETRAC INC /DE
filed 1997-11-14
CIK 1045419

<PAGE #>
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q

          [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1997

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from _______to_________

                     Commission File Number 333-35021
                     ________________________________


                             TELETRAC, INC.
                ___________________________________________
          (Exact name of registrant as specified in its charter)

            Delaware                           48-1172403
_______________________________   ____________________________________
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
 incorporation or organization)


     2323 Grand Street, Suite 1100
        Kansas City, Missouri                                       64108
___________________________________________                      __________
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code:  816 474-0055
                                                     ____________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.      Yes   X       No
                                                   _____        ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Class A Common Stock, $.01 par value, 249,000 shares outstanding as of November 13, 1997 and Class B Common Stock, $.01 par value, no shares outstanding as of November 13, 1997.
<PAGE #>
TELETRAC, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS


                                   December 31, 1996    September_30,_1997
                                   _________________    __________________
                                                            (unaudited)
                                  ASSETS

CURRENT ASSETS:
  Cash and cash equivalents           $   27,639,168        $  53,733,172
  Accounts receivable, net                 2,504,173            5,034,407
  Inventories (note 3)                     2,782,932            3,338,475
  Prepaid expenses and other               2,113,076            3,830,477
                                      ______________        _____________
    Total current assets                  35,039,349           65,936,531
                                      ______________        _____________

RESTRICTED CASH                            1,256,285            1,756,327
RESTRICTED INVESTMENTS                         --              40,285,811
PROPERTY AND EQUIPMENT,
  net of depreciation                     16,845,801           24,567,356
LICENSES AND OTHER,
  net of amortization                        571,899            5,729,494
                                      ______________        _____________
  Total assets                        $   53,713,334        $ 138,275,519
                                      ==============        =============

<PAGE #>
TELETRAC, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTD.)


                                      December 31, 1996  September 30, 1997
                                      _________________  __________________
                                                             (unaudited)

      LIABILITIES AND STOCKHOLDERS'
        EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable                         $   1,900,168      $   1,057,135
Current portion of long-term
  obligations                                1,382,340            491,007
Interest payable on senior notes                  --            2,245,833
Accrued expenses                               664,675          1,618,081
Unearned revenue and contracts                 250,053          1,126,427
Refrequency liability                        7,234,158          3,807,876
Other current liabilities                      216,008            413,338
                                          ____________      _____________
Total current liabilities                   11,647,402         10,759,697
                                          ____________      _____________

SENIOR NOTES, 14% due 8/1/2007 (note 2)           --           98,077,379
OTHER LONG-TERM OBLIGATIONS                  1,615,344          2,025,942
PREFERRED STOCK, redeemable cumulative,
  15% dividend, 190,477 shares authorized
  and 190,476.19 shares issued
  and outstanding                           33,340,000         37,052,500
PREFERRED STOCK, undesignated, 190,477
  shares authorized, none issued or
  outstanding                                     --                 --

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, Class A, $.01 par value,
  1,000,000 shares authorized
   and 249,000 issued and outstanding            2,490              2,490
  Common stock, Class B, $.01 par value,
   70,000 shares authorized and none issued
   or outstanding                                --                  --
  Paid-in-capital                           22,024,094         29,062,610
  Accumulated deficit                      (14,915,996)      (38,705,099)
                                        ______________    _______________
    Total stockholders' deficit              7,110,589        (9,639,999)
                                        ______________    _______________

    Total liabilities and
      stockholders' deficit            $    53,713,334    $   138,275,519
                                       ===============    ===============


The accompanying notes are an integral part of these Condensed Consolidated Financial Statements
<PAGE #>
TELETRAC, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)



                       For the Nine Months       For the Three Months
                       Ended September 30,       Ended September 30,
                             1996          1997       1996         1997
                           __________  ___________ __________  __________

OPERATING REVENUES        $10,329,584  $18,687,936 $4,388,534  $7,318,012

  Cost of revenues          3,735,357    9,036,378  1,977,942   3,834,315
  Selling and advertising   3,538,524    8,872,007  1,708,122   2,661,294
  General and administra-
    tive                    9,853,082   14,951,434  3,619,346   4,915,253
  Research & development
    costs                       --       2,873,084      --        833,038
  Refrequency costs           677,114         --      271,474        --
  Depreciation and
    amortization              883,763    1,754,243    340,333     755,008
                              _______    _________    _______     _______


  Loss from operations     (8,358,256) (18,799,210)(3,528,683) (5,680,896)


OTHER EXPENSE (INCOME):
  Interest expense             33,461    2,527,979     23,387   2,441,545
  Interest and other income   (86,546)   1,250,586)   (12,070)   (845,800)
                              ________  ___________   ________   _________
Loss before income taxes   (8,307,171) (20,076,603)(3,540,000) (7,276,641)


PROVISION FOR INCOME TAXES       --           --         --          --
NET LOSS                  $(8,307,171)$(20,076,603)$(3,540,000)(7,276,641)





The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

<PAGE #>
TELETRAC, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

                                      Nine Months Ended September 30,
                          ________________________________________________
                                               1996              1997
                                               ____              ____

OPERATING ACTIVITIES:
Net Loss                                    $(8,307,171)     $(20,076,603)
Adjustments to reconcile net loss to net
  cash used in operating activities-
  Depreciation and amortization                 883,763         1,754,243
  Accretion of discount on senior notes             --            117,333
  Changes in working capital and other
    assets and liabilities, net of
    acquisition and refrequency              (2,463,131)       (3,610,634)
  Restricted cash                              (722,114)         (500,042)
  Refrequency liability                         677,113        (3,426,282)
  Accrued interest on senior
    notes                                           --          2,245,833
                                        ________________   _______________

     Total Adjustments                       (1,624,369)       (3,419,549)
                                        ________________   _______________

     Cash used in operating
       activities                            (9,931,540)      (23,496,152)
                                        ________________   _______________

INVESTING ACTIVITIES:
Acquisition of property and equipment        (6,460,339)       (8,854,274)
Acquisition of other intangible assets              --            (62,002)
Acquisition of Airtouch Teletrac             (2,098,875)       (1,000,000)
                                        ________________   _______________

  Cash used in investing activities          (8,559,214)       (9,916,276)
                                        ________________   _______________

FINANCING ACTIVITIES:
Issuance of common stock, net                18,838,627              --
Proceeds from issuance of senior
  notes and warrants, net                           --        100,607,766
Restricted investments                                        (40,285,811)
Cost of credit facility                             --           (815,523)
                                        ________________   _______________

  Cash provided by financing
   activities                                18,838,627        59,506,432
                                        ________________   _______________
NET CHANGE IN CASH                               347,873       26,094,004

CASH AND CASH EQUIVALENTS,
  beginning of period                           310,564        27,639,168
                                        ________________   _______________

CASH AND CASH EQUIVALENTS,
  end of period                         $       658,437    $   53,733,172
                                        ================   ===============


The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
<PAGE #>
TELETRAC, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
(UNAUDITED)


                            COMMON STOCK        PAID-IN     ACCUMULATED
                         CLASS A     CLASS B    CAPITAL       DEFICIT
                         _______     _______    _______       _______

BALANCE, December
  31, 1996               $  2,490  $     --     $22,024,094 $(14,915,996)
Issuance of warrants
  related to senior debt     --          --          --             --
Cost of issuance of
  preferred stock            --          --          (1,438)
Pushdown of warrant
  costs related to
  senior debt                --          --       7,039,954         --
Net loss                     --          --          --      (20,076,603)
Preferred stock dividends    --          --          --       (3,712,500)
BALANCE, September
  30, 1997               $  2,490  $     --    $ 29,062,610 $(38,705,099)
                         ========  ==========  ============ =============


















The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

<PAGE #>
NOTE 1 - BASIS OF PRESENTATION.

The condensed consolidated interim financial statements of Teletrac, Inc. and subsidiary ("Teletrac" or the "Company") included herein have been prepared by the Company without audit, pursuant to the rules and regula-tions of the Securities and Exchange Commission (the "Commission") and reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operations, and cash flows for the interim periods. Teletrac Holdings, Inc. and Teletrac, Inc. completed an exchange agreement on August 6, 1997, whereby stockholders of Teletrac, Inc. exchanged common and preferred stock of Teletrac, Inc. for common and preferred stock of Teletrac Holdings, Inc. This transaction was accounted for as a combining of interests under common control, similar to a pooling of interests. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accor-dance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for interim periods are not necessarily indicative of the results for the full year. The interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Registration Statement on Form S-4.


NOTE 2 - LONG-TERM DEBT

In August 1997, the Company issued $105.0 million of 14% Senior Notes due August 1, 2007 (the "Notes"). Gross proceeds of the Notes were approxi-mately $61.4 million in unrestricted funds and $39.9 million in restricted funding allocated for the first three years of interest payments on the Notes. The Notes were issued with 105,000 detachable warrants (the "Warrants"). Each Warrant entitles the holder to purchase .537495 shares (collectively, the "Warrant Shares") of the Company's Class A Common Stock at an exercise price of $.01 per share, currently representing 10% of the Class A Common Stock on a fully diluted basis. The Warrants have been valued at $7.04 million. The discount of $7.04 million is being accreted over the life of the Notes. The Company has recorded in other assets approximately $4.4 million of deferred financing costs which are being amortized over the life of the Notes. The Notes accrue interest until maturity at a rate of 14% per annum. Interest on the Notes will be payable semi-annually in arrears on February 1 and August 1 of each year, commenc-ing on February 1, 1998.

<PAGE #>
In September 1997, the Company entered into an agreement to establish revolving credit facilities (the "Revolvers") in the aggregate principal amount of $30.0 million expiring on March 31, 2003. Pursuant to this agreement, the Company issued 5,707 warrants to purchase one share each of the Company Class A Common Stock at an exercise price of $202 per share. The Company has recorded in other assets approximately $816,000 of deferred financing costs which are being amortized over the life of the Revolvers. The Revolvers have a .500% commitment fee rate based on the total principal amount, paid quarterly. To date, the Company has made no draws against the Revolvers.

In September 1997, the Company increased the Warrant Shares of the Senior Notes to purchase an additional 634 shares of Class A Common Stock. The additional Warrant Shares were issued subject to the Senior Note agreement having allocated 10% of Class A Common Stock, on a fully diluted basis, to the holders of the Notes. The need to issue the additional shares arose from the issuance of Warrants to the participating banks involved in the Revolvers agreement.


NOTE 3 - INVENTORIES

Inventories consisted of the following at December 31, 1996 and September 30, 1997 (unaudited):

                         December 31, 1996   September 30, 1997
                         _________________   __________________

Vehicle Location Units       $2,087,976         $1,680,010
Messaging Units                 356,528            844,065
Computers & Software             84,377            354,485
Other Inventory                 254,051            459,915
                             __________         __________
       Total Inventory       $2,782,932         $3,338,475
                             ==========         ==========


NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment, including equipment under capital leases, consisted of the following at December 31, 1996 and September 30, 1997 (unaudited):

                         December 31, 1996   September 30, 1997
                         _________________   __________________

System Equipment             $4,986,898        $10,136,267
Automobiles                      89,545            363,700
Furniture & Fixtures            761,937          1,394,643
Computer Equipment            2,411,855          3,358,260
Leasehold Improvements           42,539            215,444
Construction in Progress      9,774,693         11,972,271
                            ___________        ___________
Total Property & Equipment  $18,067,467        $27,440,585
                            ___________        ___________
Accumulated Depreciation    ($1,221,666)       ($2,873,229)
                            ___________        ___________
Net Property & Equipment    $16,845,801        $24,567,356
                            ===========        ===========
<PAGE #>
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

          Management's Discussion and Analysis of Results of Operations and Financial Condition contain forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in forward-looking statements. Factors that might cause such a difference include, but are not limited to, the "Risk Factors" set forth in the Company's Registration Statement on Form S-4.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

          REVENUES. Total revenues for the three months ended September 30, 1997 were $7.3 million, compared to $4.4 million in the third quarter of 1996, an increase of 66%.

          Equipment revenues increased to $4.0 million for the three months ended September 30, 1997 from $2.1 million for the three months ended September 30, 1996, an increase of 90%, principally due to an increase in the Company's commercial sales efforts. Gross commercial installations increased to 8,141 units for the three months ended September 30, 1997 from 4,727 units for the three months ended September 30, 1996.

          Service revenues increased to $3.4 million for the three months ended September 30, 1997 from $2.3 million for the three months ended September 30, 1996, an increase of 48%, primarily due to an increase in the number of commercial units in service, to 61,369 at September 30, 1997 from 40,589 at September 30, 1996. Also, the average commercial service revenue per unit increased to $16.93 in September 1997 from $15.55 in September 1996 as a result of adherence to fixed airtime rates and an increase in ancillary services.

          COST OF REVENUES. Cost of revenues includes the cost of equip-ment and the direct cost of providing service (network telephone, billing, roadside assistance and bad debt expense). Cost of revenues increased to $3.8 million for the three months ended September 30, 1997 from $2.0 million for the three months ended September 30, 1996 primarily as a result of the higher number of new units sold and in service.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $3.1 million, to $8.4 million for the three months ended September 30, 1997 from $5.3 million for the three months ended September 30, 1996. The increase was primarily related to increased sales personnel for
<PAGE #>
the commercial operations, the funding of new product development and increased support for the growth of the customer base. The Company expensed $0.8 million in the three months ended September 30, 1997 relating to research and development for its new Integrated Base Station Unit
(IBSU).

          REFREQUENCING COSTS. Refrequencing costs were not accrued for the three months ended September 30, 1997 since all units placed in service in 1997 are operating on the new frequency.

          DEPRECIATION AND AMORTIZATION. Depreciation and Amortization increased for the three months ended September 30, 1997 to $0.8 million from $0.3 million for the three months ended September 30, 1996, primarily due to depreciation on additional assets related to the new market build-out and additional infrastructure in existing markets.

          OPERATING LOSSES. Operating losses incurred by the Company were $5.7 million for the three months ended September 30, 1997, as compared to $3.5 million for the three months ended September 30, 1996, for the reasons discussed above.

          NET LOSS. For the reasons discussed above, net loss increased to $7.3 million for three months ended September 30, 1997 from $3.5 million for three months ended September 30, 1996. No tax benefit has been recognized for any period due to the uncertainty of net operating loss carry-forward utilization.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEM-BER 30, 1996

          REVENUES. Total revenues for the nine months ended September 30, 1997 were $18.7 million, compared to $10.3 million for the nine months ended September 30 1996, an increase of 82%.

          Equipment revenues increased to $9.6 million for the nine months ended September 30, 1997 from $3.9 million for the nine months ended September 30, 1996, an increase of 146%, principally due to an increase in gross commercial installations to 23,371 units for the nine months ended September 30, 1997 from 9,170 units for the nine months ended September 30, 1996.

          Service revenues increased to $9.1 million for nine months ended September 30, 1997 from $6.5 million for nine months ended September 30, 1996, an increase of 40%, primarily due to an increase in the number of commercial units in service, to 61,369 at September 30, 1997 from 40,589 at September 30, 1996. Also, the average commercial service revenue per unit increased to $16.93 in September 1997 from $15.55 in September 1996.

<PAGE #>
          COST OF REVENUES. Costs of revenues includes the cost of equipment and the direct cost of providing service (network telephone, billing, roadside assistance and bad debt expense). Cost of revenues increased to $9.0 million for the nine months ended September 30, 1997 from $3.7 million for the nine months ended September 30, 1996 primarily as a result of the higher number of new units sold. In addition, the Company incurred $0.7 million for the nine months ended September 30, 1997 on telephone costs associated with installing and maintaining its networks in markets that are not yet opened.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $13.3 million, to $26.7 million for the nine months ended September 30, 1997 from $13.4 million for the nine months ended September 30, 1996. The increase was primarily related to increased sales personnel for the commercial operations, the funding of new product development and increased support for the growth of the customer base. The Company expensed $2.9 million in the nine months ended September 30, 1997 that primarily relates to research and development for its new IBSU.

          REFREQUENCING COSTS. Refrequencing costs were not accrued for the nine months ended September 30, 1997 since all units placed in service in 1997 are operating on the new frequency.

          DEPRECIATION AND AMORTIZATION. Depreciation and Amortization increased for the nine months ended September 30, 1997 to $1.8 million from $0.9 million for the nine months ended September 30, 1996, primarily due to depreciation on additional assets related to the new market build-out and additional infrastructure in existing markets.

          OPERATING LOSSES. Operating losses incurred by the Company were $18.8 million for the nine months ended September 30, 1997, as compared to $8.4 million for the nine months ended September 30, 1996, for the reasons discussed above.

          NET LOSS. For the reasons discussed above, net loss increased to $20.1 million for nine months ended September 30, 1997 from $8.3 million for nine months ended September 30, 1996. No tax benefit has been recog-nized for any period due to the uncertainty of net operating loss carry-forward utilization.

LIQUIDITY AND CAPITAL RESOURCES

          Capital expenditures were $8.9 million for the nine months ended September 30, 1997, primarily for the build-out of the Company's networks in new markets. The Company currently expects that its aggregate capital expenditures (excluding the acquisition of spectrum rights) will be $14.8 million for 1997
<PAGE #>
and an aggregate $17 million for both 1998 and 1999 combined. These capital expenditures will consist primarily of costs associated with the opening of new markets in 1997 and 1998. In addition, the Company's capital expenditure plans include network design and development, the maintenance of existing markets, and other capital improvements.

          In September 1997, the Company entered into an agreement to establish revolving credit facilities (the "Revolvers") in the aggregate principal amount of $30.0 million expiring on March 31, 2003. The Company issued 5,707 warrants to purchase one share each of the Company Class A Common Stock at an exercise price of $202 per share. The Company has recorded in other assets approximately $816,000 of deferred financing costs which are being amortized over the life of the Revolvers. The revolvers have a .500% commitment fee rate based on the total principal amount, paid quarterly. To date, the Company has made no draws against the Revolvers.

<PAGE #>
PART II - OTHER INFORMATION


None.

<PAGE #>
                                SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   TELETRAC, INC.



                                   By:  /s/ Alan B. Howe
                                       Alan B. Howe
                                       Vice President of
                                         Finance and Corporate
                                         Development and on
                                         behalf of the Registrant

November 13, 1997