Form 10-K405
period 1997-12-31
TELETRAC INC /DE
filed 1998-03-31
CIK 1045419

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1997

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For transition period from to


                                    333-35017
                                    333-35021
                             Commission file number

                             TELETRAC HOLDINGS, INC.
                                 TELETRAC, INC.
            (Exact Name of Registrants as Specified in Their Charter)

           Delaware                                           43-1789886
           Delaware                                           48-1172403
-------------------------------                            ---------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
 Incorporation or Organization)                            Identification No.)

   2323 Grand Street
      Suite 1100
  Kansas City, Missouri                                          64108
  ---------------------                                       ----------
 (Address of Principal                                        (Zip Code)
   Executive Offices)

Registrant's telephone number, including area code: 816-474-0055

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange
         Title of Each Class                           On Which Registered
         -------------------                       ----------------------------
               None                                           None

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                ----------------
                                (Title of Class)

            Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

            The aggregate market value of the voting and non-voting common equity of the Registrants held by non-affiliates; the Registrants have no publicly traded equity securities. As of December 31, 1997, each of Teletrac Holdings, Inc. and Teletrac, Inc. had outstanding 249,000 shares of Class A Common Stock and 190,476.19 shares of Series A Redeemable Convertible Participating Preferred Stock.

                    Documents Incorporated By Reference: None

                                     PART I.

Item 1.  BUSINESS

General

            As used in this Report, unless the context otherwise requires, the term Company refers to Teletrac Holdings, Inc. ("Holdings") and its consolidated subsidiaries (including Teletrac, Inc. ("Teletrac")).

            The Company, a Delaware corporation, was formed by an investor group led by management in August 1995 to acquire the assets of AirTouch Teletrac (as defined below). AirTouch Teletrac was established to develop land-based 900 MHZ radio networks for wireless location monitoring and related two-way wireless messaging services. AirTouch Teletrac developed the technology and software for such networks and constructed operational systems in six metropolitan markets. The Company acquired the assets of AirTouch Teletrac in January 1996 (the "Acquisition"). In July 1997 Teletrac, Holdings and the Holdings stockholders entered into an Exchange Agreement establishing the holding company structure, as described in Item 13 of this Report. To date, the Company has placed approximately $58 million in private equity capital. Investors in such private equity include BancBoston Ventures, Inc.; Burr, Egan, Deleage Funds; Eos Partners; GCC Investments, Inc.; Kingdon Capital; Toronto Dominion Capital (U.S.A.), Inc.; and TruePosition, Inc. (formerly Associated RT, Inc.).

            This Report contains certain forward-looking statements covering the Company's objectives, planned or expected activities and anticipated financial performance. These forward-looking statements may generally be identified by words such as "expects", "anticipates", "believes", "plans", "should", "will", "may", "projects" (or variants of these words or phrases), or similar language indicating the expression of an opinion or view concerning the future with respect to the Company's financial position, results of operations, prospects or business. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in detail in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors" section of the Company's Registration Statement on Form S-1 (Registration Number 333-35017), as declared effective by the Securities and Exchange Commission on November 5, 1997.

            Effective April 13, 1998, John F. Sarto, Jr. will become the Company's Chairman and Chief Executive Officer. Mr. Sarto was formerly President of the OmniTRACS division of Qualcomm, Inc. On March 18, 1998, the Company entered into an employment agreement with Mr. Sarto providing for a two-year term of employment at a salary of $325,000 per annum, with a bonus of $100,000 for the first year of the term and a bonus opportunity of up to $100,000 in the second year. Effective April 13, Mr. Sarto will also be granted (i) options to purchase an aggregate 22,828 shares of the Company's Class A Common Stock at a weighted average exercise price of $275 per share under the Company's existing stock option plans and (ii) additional options to purchase 10,553 shares of Class A Common Stock at an exercise price of $220 per share. Mr. Sarto will also be eligible to receive deferred compensation in the amount of $464,332 per annum for a five-year period, which will be payable only when and as he is eligible to exercise such additional options and actually has exercised them.

            James A. Queen, the Company's current Chairman and Chief Executive Officer, will resign effective April 13, 1998.

            The Company is a leading provider of vehicle location and fleet management services, including associated two-way digital wireless messaging, to commercial fleet operators. The Company has developed a proprietary land-based location technology that provides customers with a low-cost, accurate and reliable real-time method of locating vehicles in selected metropolitan areas. The Company's system is designed to enable customers to better manage their mobile workforce, provide security for their property and personnel and communicate more effectively with mobile workers.

            As of December 31, 1997, the Company operated in nine metropolitan markets: Los Angeles, Miami, Chicago, Detroit, Dallas, Houston, Orlando, San Francisco and San Diego. In January 1998, the Company began operations in the Washington, D.C. metropolitan market. The Company plans to begin providing vehicle location and fleet management services in five additional markets by the end of 1998, giving the Company operations in 15 of the largest MSAs in the United States, including New York and Boston. In order to complete this expansion plan on the current schedule, the Company believes it is likely that it will need to secure additional debt or equity financing during the next 12 to 18 months. If such financing is not obtained, the Company believes that it may have to reduce the number of markets into which it expands its business and/or the pace at which new markets are entered. See "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources." As of December 31, 1997, the Company served over 2,400 commercial fleet accounts, more than any other provider of fleet vehicle location services, and had approximately 66,000 units in service with commercial customers. In its Miami and Los Angeles markets, the Company also uses its proprietary location systems to provide vehicle location and stolen vehicle recovery services to consumers. As of December 31, 1997, the Company had approximately 9,400 consumer units in service.

            The Company believes that there is substantial demand for cost-effective communications services that offer both reliable location tracking and two-way wireless messaging in metropolitan areas. The Company's products can be used either alone or in conjunction with other communications technologies. The Company believes that the majority of its target customers' vehicles are currently equipped with wireless communications devices that do not provide automatic location features, such as two-way radio, specialized mobile radio ("SMR"), pagers and cellular devices. The Company's products and services allow commercial fleet operators to (i) increase driver productivity and fleet efficiency, (ii) improve customer service, (iii) limit unauthorized vehicle use, and (iv) reduce driver overtime. The Company's customers include metropolitan commercial fleets (such as trade service providers, delivery services, bus and taxi fleets, ambulance companies, telecommunications companies, utility companies, municipal government vehicles and law enforcement agencies) and long-haul trucking fleets when operating within metropolitan markets.

            The Company offers a range of fleet management solutions, depending on the customer's budget and location and messaging needs. All of these solutions involve the installation of a vehicle location unit ("VLU") in each vehicle. The VLU is a radio transceiver that receives and transmits signals used to determine a vehicle's location. In addition to the VLU, commercial fleet customers generally purchase software or location services from the Company. The Company's primary product for commercial fleets is Fleet Director(R), a proprietary software application that permits simultaneous location of all fleet vehicles on a real-time 24-hour-a-day basis through a digitized map displayed on the customer's dedicated personal computer, which is connected to the Company's networks. Fleet Director(R) can be complemented with the Company's messaging units, which allow two-way messaging between the fleet dispatcher and drivers directly from the Fleet Director(R) screen. In March 1998, the Company introduced Winfleet(TM), a Microsoft Windows(R)-based application based on Fleet Director(R) that does not require a dedicated computer.

            The Company believes that its wireless location and two-way messaging technology can serve its customers more reliably and more cost-effectively than competing systems, including those which rely on GPS technology combined with other forms of wireless communication. The Company's location technology, which consists of proprietary software and land-based transmitters and receivers that are licensed to operate in the 904-909.75 and 927.75-928 MHZ bandwidth, operates reliably in a high-rise urban setting. GPS-based systems, on the other hand, can lose accuracy in areas where high-rise buildings or other large structures obstruct the signal between the satellite and the vehicle. Unlike the Company's technology, GPS-based location systems must be coupled with a wireless communication system to transmit location information to a fleet operator. The other forms of wireless communication used in conjunction with GPS technology, such as cellular and SMR, generally make the incremental cost of determining and transmitting a vehicle's location to a fleet operator more expensive than the Company's technology.

            In its Miami and Los Angeles markets, the Company also uses its proprietary location systems to provide vehicle location and stolen vehicle recovery services to consumers. The Company's service locates and tracks stolen vehicles in real time and its equipment can be integrated with a vehicle's alarm system and/or ignition so that it is automatically activated if the vehicle is stolen. The Company's service also allows a subscriber to initiate vehicle location in other emergency or roadside assistance situations.

            In 1995, prior to the Acquisition, the Company's predecessor ceased to actively market its consumer vehicle services. The Company has continued providing consumer service as a legacy of the business acquired from AirTouch Teletrac but has not launched any new marketing efforts. While the Company intends to focus on its commercial business, it is currently exploring various potential strategies for marketing and distributing its products to consumers, including through strategic partnerships or third-party reseller arrangements, and expects to begin expanding its consumer operations in 1998.

Commercial Fleet Management

      Target Markets

            The Company believes that there is substantial demand in metropolitan markets for cost-effective communications services that offer both reliable location tracking and two-way wireless messaging for metropolitan fleets and for long-haul fleets when operating within metropolitan areas. Commercial fleet operators need a location and messaging solution that can accurately locate vehicles in urban settings in order to (i) increase driver productivity and fleet efficiency, (ii) improve customer service, (iii) limit unauthorized vehicle use, and (iv) reduce driver overtime. Commercial fleet operators also demand security systems for fleet drivers, vehicles and cargo.

            The Company's commercial fleet services provide reliable, low-cost location information, two-way messaging and fleet management services in real time. The Company markets its fleet management products both to metropolitan fleets and long-haul trucking fleets, which may desire to optimize driver efficiency in metropolitan areas because of the impact on customer service and overall fleet productivity. The Company believes that urban commercial fleets represent the largest market for its existing products.

            Many metropolitan commercial fleet operators have not employed location information or messaging services because of the lack of low-cost, reliable location and messaging alternatives. Two-way voice services (such as cellular, SMR and two-way radio) cost significantly more to provide a similar level of location services and rely on the driver to report vehicle location. Although these two-way voice services may also be integrated with GPS-based technologies to provide location information, these integrated solutions can be unreliable in a high-rise urban setting and generally require more expensive equipment and/or higher service fees for a level of service comparable to the Company's. A significant number of metropolitan fleet vehicles utilize lower-cost one-way paging services, but such services lack both location tracking and two-way messaging capabilities. Management believes its commercial fleet service generates demonstrable cost benefits and efficiency gains for its metropolitan fleet customers.

            The Company believes that its network allows it to provide more comprehensive fleet management services than are available at a competitive price using another technology. To provide effective fleet monitoring and management services in an urban or suburban environment, fleet operators need to frequently update the location of their vehicles. The Company's commercial fleet customers typically locate every vehicle simultaneously every 15 minutes throughout the day and send messages to the drivers as needed. Competitive systems, which rely on more expensive cellular or SMR communications coupled with a GPS system, generally do not offer a similar level of service at a similar price. The Company believes that less frequent location information reduces the effectiveness of fleet management in metropolitan markets.

            Due to the diversity of metropolitan commercial fleets, the Company's customer base ranges from independent plumbers with one or two vehicles to large municipal bus and ambulance fleets and national delivery companies. The Company's range of products allows it to provide a fleet management solution to meet each segment of this market. However, the Company has recently determined to target marketing and sales efforts primarily at fleets of at least ten vehicles, which it believes it can service more cost-effectively than smaller fleets. The Company believes that the expansion of its networks to its new metropolitan markets will allow it to attract nationwide customers with fleet operations in a number of metropolitan markets. Among the Company's current customers are Emery Air Freight, Inc., Budget Rent-a-Car Corporation, Brinks Incorporated (security transporta tion), Roto Rooter Corp., Tele-Communications, Inc., and department stores such as Target.

      Products and Services

            The Company offers its customers a range of fleet management, communications and security products. All of the Company's products rely on its networks of radio transmitters and receivers. Each customer must equip its vehicles with a VLU in order to use the location and communication features of the Company's products.

      Fleet Management. The Company's fleet management software products and services are designed to address the needs of a wide range of customers. The Company believes that software solutions that must be customized to the needs of individual fleet customers are too expensive and time-consuming to be sold effectively to any but the largest fleets. By emphasizing its off-the-shelf, user-friendly software, the Company believes it can attract a wide range of customers, many of whom would otherwise use less sophisticated communication and management systems, if any.

            Fleet Director(R) is a proprietary software application that provides fleet customers accurate fleet vehicle location through the customer's detailed digitized map of a metropolitan area displayed on the customer's dedicated personal computer, which is connected to the Company's networks. Fleet Director(R)displays the position of all VLU-equipped vehicles at periodic intervals determined by the customer (typically every 15 minutes), at the time of each communication with a vehicle and otherwise as specified by the customer. Customers can adjust the level of map detail through a zoom in/zoom out feature, allowing a customer to simultaneously view the location of all fleet vehicles or to focus in on a single vehicle. Fleet operators can establish "zones of compliance" around their customers' locations, their drivers' homes, or other locations to detect whether vehicles enter or leave specific areas. Fleet Director(R) also produces reports that detail a driver's route and the time of each stop and provides documentation for customers who require verification of deliveries. Such reports are produced on screen in real-time and can be faxed or electronically transmitted daily to the customer by the Company. Real-time location reports can also be saved on the customer's computer to be retrieved and reviewed on-screen or printed at a later time.

            Fleet Director(R) can also act as a platform from which the customer can use the Company's two-way communications products (discussed below) to send and receive messages to and from drivers. Customers can type messages directly to drivers from the computer on which Fleet Director(R) operates and send the messages to a single vehicle, several vehicles or the entire fleet.

            Winfleet(TM) is the first generation of a Microsoft Windows(R)-based software system that the Company released in March 1998. The first generation product does not require a dedicated computer and is a simplified version of Fleet Director(R). The second generation of Winfleet(TM) is being designed with an open client server architecture to permit it to operate on a variety of hardware platforms and to be integrated with the customer's other management information systems (such as billing, accounting and human resources), allowing the customer to use location information to measure and improve productivity in the field. The Company introduced the first generation Winfleet(TM) to customers in March 1998.

            Communications. The Company offers two communication systems to its Fleet Director(R) customers. The Mobile Data Terminal ("MDT") is the Company's more advanced two-way messaging system. It allows for alphanumeric communications from the fleet operator to its drivers and up to thirty-five pre-programmed messages from the drivers to the fleet operator. The Status Messaging Terminal ("SMT") is a low-cost alternative to the MDT. The SMT allows for four pre-programmed messages which may be sent from the customer to the drivers and eight pre-programmed messages which may be sent from the drivers to the customer. The MDT and the SMT are both small terminals typically mounted on the fleet vehicle's dashboard and are connected to the VLU.

            Both the MDT and the SMT automatically provide customers with an electronic "receipt" when the message is received and therefore do not rely on drivers for vehicle locations or message delivery. As a result, the Company's system provides more reliable location information and messages than many competing technologies. The Company's communication applications generally have lower service costs than conventional real-time, two-way communication services, such as cellular, SMR and ESMR services. In 1997, the Company sold approximately 10,500 MDTs and SMTs, and approximately 50% of all new units sold to commercial customers in the period were SMTs or MDTs. In 1996, the Company sold approximately 4,500 MDTs and SMTs, and approximately 30% of all new units sold to commercial customers in 1996 were SMTs or MDTs.

            Upon installation of the integrated base station unit ("IBSU") newly developed by Tadiran Telematics Ltd. ("Tadiran"), the Company's system will support two-way free text alphanumeric messaging between the customer and its drivers. In order to offer two-way free text alphanumeric messaging the Company has developed a new messaging unit capable of composing free text alphanumeric messages. See "Network and Subscriber Equipment".

            Security Services. The Company offers its commercial fleet customers several vehicle security and driver safety options that operate through the Company's location networks. A VLU can be connected directly to a vehicle's alarm system, triggering the Company's security system when the alarm is set off, or connected to an alarm button either located in the vehicle or carried remotely by the driver. Customers with Fleet Director(R) may also establish a "zone of compliance" that activates the Company's security system when vehicles leave the zone. When the security system is activated, a signal is sent by the VLU to the Company's local network system which automatically alerts the customer through Fleet Director(R). If the customer does not respond, the Company will telephone the customer directly. If the customer believes that the vehicle has been stolen or a driver is in danger, the Company will work directly with the local law enforcement authorities to track the location of the vehicle in real-time. Many customers also attach VLUs directly to valuable cargo or to expensive equipment such as construction equipment. The Company believes it has developed excellent relations with local law enforcement officials due to the past performance of the Company's location system, and that such relations contribute to its ability to quickly recover stolen vehicles and equipment.

            Sales and Marketing; Customer Service

            The Company uses a direct sales force to sell its commercial vehicle location and fleet management services, and has a sales force located in each market where it operates. The Company's sales efforts rely on sales managers who supervise the sales activities of sales representatives, contact and negotiate with larger potential customers, and have authority to negotiate prices within defined parameters. Sales commissions generally are directly linked to the number of units a sales person sells.

            Following a review conducted by outside consultants, the Company is refining its sales and marketing efforts in certain respects. To reduce the incremental cost of sales and customer service, sales representatives are now focusing marketing and sales efforts primarily on fleets of at least ten vehicles. The Company is developing a newly implemented customer service staff separate from the sales force to allow the sales force to focus their efforts exclusively on selling. The Company expects that it will increase its sales force as it expands into new markets and offers new services. As of December 31, 1997, the Company's direct sales force consisted of approximately 85 employees.

            The Company's advertising and marketing efforts are generally directed to local and regional markets and its strategy has focused on print advertising in industry journals, direct mail, videos, telemarketing, industry trade shows and on-site marketing promotions and demonstrations.

Consumer Vehicle Services

            The Company is currently focusing on its core business of commercial fleet management. As a legacy of the business acquired from AirTouch Teletrac, the Company has continued providing consumer service (now sold under the name Teletracer(TM)) and has allowed dealer arrangements in place at the time of the Acquisition to continue, but has not launched any new marketing efforts. The Company is exploring various potential strategies for marketing and distributing its products to consumers, including through strategic partnerships or third-party reseller arrangements, and expects to begin expanding its consumer operations in 1998.

      Target Market

            The demand for vehicle security products and services has grown as consumers have become increasingly concerned with vehicle theft. The consumer vehicle security industry encompasses a number of security products and services, including mechanical theft-prevention devices such as The Club(R), installed automated vehicle alarms and vehicle recovery services such as LoJack(R).

            The vehicle security industry has developed rapidly since the late 1970s, as motor vehicle theft increased dramatically. According to industry sources, an estimated 22% of all new automobiles (or approximately 2.26 million new automobiles in 1994) and 62% of luxury vehicles purchased in the United States are equipped with an electronic car alarm. Vehicle theft and the demand for vehicle security are particularly high in the metropolitan centers and surrounding suburbs serviced by the Company.

      Products and Services

            The Company's proprietary location technology and VLU equipment can be used for consumer applications without modification. A VLU is installed in a consumer's vehicle and is generally connected to a security alarm and/or integrated with the vehicle's internal ignition system. By connecting the unit to a vehicle security alarm, vehicle recovery service can be initiated automatically. If the vehicle alarm is triggered, the unit emits an emergency locate signal, notifying the Company's regional control center of a potential vehicle theft. Each regional control center is staffed twenty-four hours a day, seven days a week with Company employees who contact local law enforcement authorities and direct them to the location of the stolen vehicle. The Company currently distributes its consumer product and services through auto dealers, electronic retailers and other distributors.

            The Company's ability to offer automated, reliable and real-time service differentiates its stolen vehicle recovery service from other available services. The VLU provides automatic vehicle tracking at the time of theft. This is in contrast to other vehicle recovery services, such as LoJack(R), that require a subscriber to report a vehicle stolen in order to begin the tracking process.

            The Company also offers a proprietary telephone- operated mobile information service called OZZ(R). This service allows its subscribers telephone access to a computer that will locate a subscriber's vehicle in real-time and report its location for compliance, security and convenience purposes. The subscriber calls the Teletrac OZZ(R) telephone number, enters a personal identification number for the vehicle to be located and within seconds receives an automated voice response indicating the location of the vehicle at that time. In addition to providing the customer with the location of the vehicle, OZZ(R) is a "mobile yellow pages" that provides the customer the location of nearby prominent businesses or landmarks from a menu of choices. The customer can call OZZ(R) and obtain information such as the location of the nearest fast food restaurant, automatic teller machine, gas station, hospital, police station, or interstate on-ramp. Teletrac offers OZZ(R)to both consumer and commercial customers. The OZZ(R) service can also be used to remotely instruct the VLU to lock/unlock the doors of the vehicle. The firm that has contracted to provide roadside assistance service for the Company estimates that 25% of roadside assistance calls are for keys locked in the vehicle.

            All of the Company's consumer customers can also telephone the Company's call-in Roadside Assistance Program, through which the Company will have a tow truck sent to the caller's location. Under its Automated Roadside Assistance Program, offered to its customers at a higher monthly fee, the Company can direct a tow truck directly to a subscribing customer's location when the customer presses a roadside assistance button installed in his or her vehicle.

      Potential Distribution Strategies

            AirTouch Teletrac distributed its consumer vehicle recovery system through indirect channels such as car dealerships and electronics retailers. Before the Acquisition, AirTouch Teletrac had scaled back its consumer sales efforts. Current management stopped actively supporting consumer selling efforts in order to concentrate its sales efforts on commercial markets. The Company is currently exploring a variety of possible marketing and distribution strategies for a consumer service, primarily focusing on third-party reseller arrangements or strategic partnerships with businesses such as home security companies, alarm companies and large regional auto dealerships. The Company believes such third-party arrangements would require less overhead than previous distribution efforts and could permit more cost-effective consumer operations.

Technology

            The Company has developed a proprietary, accurate and reliable spread spectrum-based wireless network architecture that provides for both location determination and two-way messaging. The Company's low-cost wireless network architecture permits cost-effective and accurate location and messaging services in metropolitan areas. The Company's networks use multilateration-based techniques and land-based receivers for position determination, avoiding the "line-of-sight" problems that may arise for satellite-based systems in urban areas where tall buildings can block a satellite's view of a vehicle. The Company believes that its land-based multilateration techniques are uniquely appropriate for precise location determination in urban settings and that it can accurately locate a vehicle equipped with its equipment in real-time within a range of less than one-half of an average city block (approximately 150 feet).

            In order to locate a subscriber vehicle, the Company's local network broadcasts a "paging" transmission (the "Forward Link") simultaneously from each transmitter on the network. The Forward Link is used to transmit both location commands and alphanumeric messages to the VLU. Each subscriber's vehicle is equipped with a VLU, a videocassette-sized "transceiver" unit which responds to the location command of the Forward Link by emitting a response signal (the "Reverse Link"). The Reverse Link is received by at least four nearby base station units ("BSUs") which calculate both the time of transmission of the Forward Link and the time of arrival of the Reverse Link and relay this data, via wireline telephone networks, to the Network Control Center ("NCC"), the local network's data processing center. The NCC uses the Company's proprietary network software to calculate the location of the VLU from the information received by the BSUs. The NCC consists of the Company's radio-frequency control equipment, telecommunication access connection computers, proprietary software and the Company's customer database. The NCC instantaneously relays the location information to a subscriber's Fleet Director(R) software application or OZZ(R) call-in request (via automated response).

            The Company's customers can also use the Forward Link to transmit alphanumeric messages from their centralized dispatch office to their fleet vehicles and the Reverse Link to transmit more limited messages from vehicles to the centralized dispatch office. The network system can transmit alphanumeric messages at a transmission speed of 2,400 bits per second. While the Company's current networks' capacity is more than sufficient to support its existing services, the Company's networks may be reconfigured in the future to permit increased transmission speed and messaging and location capacity. For example, the messaging capability of the Reverse Link is currently limited by the BSU, which does not permit alphanumeric messaging. Tadiran has developed an advanced version of the BSU, the IBSU, which permits alphanumeric messaging through the Reverse Link.

Network and Subscriber Equipment

            The Company has established a strategic relationship with Tadiran for the development and supply of several network components, including VLUs, BSUs and the newly-developed IBSUs, which are the next generation of base station units. Tadiran is an Israeli technology company and defense contractor which specializes in the development and production of communications equipment and products and is a leading manufacturer of location equipment. The Company is working with Tadiran and several other manufacturers to develop a miniaturized version of the VLU for use as a portable location device. As part of such development, the Company, Tadiran and those other manufacturers are also developing a simpler and lower cost VLU.

            The development of the IBSU was completed in late 1997, and all new base station units currently being manufactured and installed are IBSUs. The IBSU integrates a number of enhanced features, including multichannel capability, which permit the Company to use its spectrum more efficiently, increase its overall network capacity, reduce site operating and build-out costs and permit longer alphanumeric messages.

            The Company's network also includes a number of components that are used in the wireless messaging industry. The Company purchases standard transmitters from Glenayre Technologies, Inc. and Motorola, Inc. The transmitters, which are similar to transmitters used in one-way paging networks, transmit the Forward Link in a manner similar to a paging network. Much of the Company's communications equipment, its antennas and many other components of its networks are also available through a number of existing suppliers of wireless messaging equipment.

            As part of ongoing capital improvements, the Company is working on several enhancements of its operating systems. The Company is enhancing its location monitoring system hardware and software to improve the operating networks' functionality and generate overall network operating savings. The planned network enhancements include a nationwide database to provide vehicle roaming capabilities between markets. Additionally, the Company's network enhancements will enable it to reduce its number of NCCs from one in each metropolitan market to three to four regional NCCs.

Competition

            The Company currently faces competition for each type of service it offers. The Company expects that in the future it will face competition from new technologies as well as from existing products. Certain of the Company's competitors are larger and have substantially greater financial and research and development resources and more extensive marketing and selling organizations than the Company. There can be no assurance that additional competitors will not enter markets that the Company already serves or plans to serve or that the Company will be able to withstand such competition. Moreover, changes in technology could lower the cost of competitive services to a level where the Company's services would become less competitive or where the Company would need to reduce its service prices in order to remain competitive, which could have a material adverse effect on the Company's business.

      Commercial Vehicle Market

            The Company knows of three basic classes of products that offer commercial location and messaging capabilities competitive with the Company's products: (i) GPS, private satellite and Loran-C systems, (ii) LMS systems and
(iii) traditional wireless communication.

            GPS, Private Satellite and Loran-C Systems. GPS, certain private satellite networks and Loran-C can provide location information, and when paired with a communications system, may provide a system competitive with the Company's products. GPS systems receive signals from NAVSTAR satellites, U.S. government-funded satellites used for position location. GPS systems and certain private satellite systems use satellite ranging techniques to measure a GPS device's distance relative to a group of satellites in space. Typically, a GPS device must be in "sight" of several satellites to receive adequate transmission data for the determination of relative location on earth. The Loran-C system uses land-based transmitting stations to send a low-frequency radio signal which is used by a vehicle to calculate its position relative to the location of other Loran-C transmitters. Satellite and Loran-C systems are generally not as effective as LMS networks such as the Company's in metropolitan areas. Because GPS and other satellite services require "line of sight" to the orbiting satellite, dense metropolitan areas, parking garages, tunnels or other covered areas can impact the system's effectiveness and reliability. Loran-C systems also frequently have difficulty penetrating "metropolitan canyons" and therefore may provide inaccurate position readings in urban areas.

            In most GPS, private satellite and Loran-C vehicle location systems, vehicle-mounted equipment gathers location data and transmits it by a wireless communication system to a dispatch center. There are a number of wireless systems that can be linked to a satellite system or a Loran-C system to transmit location information to a dispatch center:

      o Cellular and PCS Communication Systems- Cellular and PCS systems can provide local or nationwide networks to transmit location information to a dispatcher. However, cellular and PCS operators generally price their airtime at price levels that do not allow for frequent location information transmittals by vehicles equipped with GPS, private satellite or Loran-C systems to dispatchers on a cost-basis competitive with the Company. Most vehicle location systems that link a satellite or Loran-C location system with a cellular or PCS communication system, such as HighwayMaster, are best-suited for long-haul trucking fleets. In addition, in certain U.S. markets, some cellular operators have added a data service over their existing cellular infrastructure that can improve the cost and delivery of location information over existing cellular networks. The data service, called CDPD, is an overlay of a packet switched data service on a traditional cellular system. CDPD is available in approximately 80 metropolitan markets throughout the U.S., including all the markets, other than Los Angeles, in which the Company is currently operating or plans to operate.

      o SMR/ESMR- SMR has traditionally been used to serve the needs of local dispatch services, such as taxis and couriers, which typically broadcast short messages to a large number of units. Several SMR operators are constructing Enhanced Specialized Mobile Radio ("ESMR") digital systems that offer mobile telephone services. Some SMR and ESMR providers are beginning to integrate GPS with their systems to determine location and transmit the location information back to the subscriber via the SMR or ESMR communications network. An ESMR system with GPS location features has been developed by Geotek Communications, Inc. Geotek is offering an automatic vehicle location service using its own dedicated ESMR network to transmit location information.

      o Satellite-based Communications- Satellite-based communication is accomplished through transmission of a signal from a vehicle-based transmitter to a satellite, which automatically retransmits the signal to a dispatcher. Such systems provide seamless nationwide service for transmitting location information, but do not currently transmit location data at a cost competitive with the Company's system. Vehicle location products with satellite-based communications are currently offered by Orbcomm Global, L.P. and Qualcomm, Inc.

      o Dedicated Wireless Networks- ARDIS and RAM are dedicated wireless two-way data networks that also can be used to transmit location information through integration with GPS. ARDIS is owned by Motorola and RAM is owned by a joint venture between RAM Broadcasting Corp. and BellSouth. Both wireless providers cover primarily metropolitan markets. ARDIS covers approximately the top 400 markets in the United States, and RAM reports coverage in approximately the top 100 markets (in both cases, including all the markets in which the Company currently operates or plans to operate).

            LMS Systems. The Company knows of other companies that are developing competitive LMS location and messaging systems. Pinpoint Communications Inc., METS Inc./MobileVision, L.P. and Comtrak Inc. each have developed technologies that use LMS spectrum to provide both location information and messaging. Such alternative LMS systems are also land-based wireless systems suited for providing accurate and cost-effective service in metropolitan areas. Current LMS operators and prospective LMS operators may also benefit from an FCC auction of three frequency bands, including the band on which the Company's system operates, for LMS purposes. The Company believes that to date it is the only company that has established a commercially operational LMS network in the U.S.

            Traditional Wireless Communication. Many fleet managers use existing SMR, ESMR, two-way radio, cellular or paging systems to communicate with vehicles and obtain their location. Such systems are less reliable than the Company's products, however, because they rely exclusively on drivers to accurately identify their location.

      Consumer Vehicle Market

            LoJack(R). The Company's principal competitor to date in the consumer vehicle market has been LoJack(R). The LoJack(R) system is based on a VHF transponder (essentially a homing device) with a range of approximately two miles. The LoJack(R) vehicle recovery system requires a customer to report a stolen vehicle to LoJack(R) in order to initiate the location process. Once a stolen vehicle report is received, LoJack(R) personnel activate the transponder unit located in the stolen vehicle by transmitting a signal across the area in which the vehicle was stolen. Police equipped with LoJack(R) equipment track the signal from the stolen vehicle by the strength of the signal. The LoJack(R) system is not an automatic, real-time, screen-based tracking system, and it does not provide the service features of the Company's OZZ(R) and roadside assistance products.

            GPS/Cellular Systems. Several companies have begun to link GPS location technology with cellular communications to create emergency location systems for consumer vehicles. Carcop(R), Onstar(TM) and Lincoln Rescu(TM) all rely on this technology to provide emergency roadside assistance and/or stolen car recovery. Such systems, because they are based on GPS locating technology, can be less effective in metropolitan areas where most auto thefts occur.

            Theft Deterrents. A number of products are currently sold for vehicle theft deterrence. Consumer products range from The Club(R) to automatic alarm systems. While such systems do not provide the location information or range of services of the Company's consumer products, they are often available at a significantly lower cost.

Product Protection

            The Company currently has no material patents and generally seeks to protect its proprietary network software, software products and trade secrets by requiring that its consultants, employees and others with access to such software and trade secrets sign nondisclosure and confidentiality agreements. Management believes that these actions provide appropriate legal protection for the Company's intellectual property rights in its software and products. Furthermore, management believes that the competitive position of the Company depends primarily on the technical competence and creative ability of its personnel and that its business is not materially dependent on patents, copyright protection or trademarks.

Regulation

            The construction, operation and acquisition of radio-based systems in the LMS industry in the U.S. are subject to regulation by the FCC under the Communications Act. Multilateration LMS is a service operating under new FCC rules. As such, the LMS rules have not been subject to any significant interpretation by the FCC in written decisions.

As a pioneer in this new service, the Company may operate under rules with significant ambiguities. The application of largely uninterpreted rules in situations that the Company may encounter will present matters of first impression to the FCC's staff. The Company cannot predict how changes to or interpretations of these rules may affect its operations or its business plans.

      Construction and Operation of Grandfathered Systems

            The FCC adopted its initial rules for the LMS service in 1995. The FCC's LMS rules provide for the "grandfathering" of LMS systems, such as those of the Company, that were in operation or authorized as of February 3, 1995. LMS licenses granted prior to the 1995 rules, including those under which the Company operates its system, were granted for individual transmitter sites. The FCC's rules provide that future LMS licenses will be granted on a geographic basis and awarded through auctions. The FCC stopped accepting applications for new LMS facilities in 1995, pending its development of rules and procedures for auctioning the LMS spectrum, but no auction for LMS spectrum has yet been held.

            To maintain grandfathered status for its existing licenses, the Company was required, among other things, to complete its construction of licensed transmitter sites by January 1, 1997, to a level where each system would be capable of locating a vehicle. By December 31, 1996, the Company had constructed LMS systems capable of locating a vehicle in 26 markets, including the six markets in which the Company had systems that were in operation prior to 1995. The grandfathered authorizations issued to the Company allow the operation of multilateration LMS base stations at particular sites specified in the authorization, subject to a requirement that base stations may not be relocated to a site more than two kilometers from an initially authorized site. In a few instances, the Company has obtained waivers from the FCC to permit the relocation of a transmitter site to a location more than two kilometers from the original site.

            Current FCC rules do not provide for grandfathered LMS licensees like the Company to construct "fill-in" transmitters to serve gaps in the service coverage area due to terrain obstructions. On December 18, 1997, however, the FCC granted the Company, at the Company's request, a waiver that permits the Company to obtain authorizations for new "fill-in" transmitters within the coverage area of its facilities, subject to the conditions in the waiver order. The Company has filed applications for "fill-in" transmitters in several markets in response to the waiver order, and those applications are now pending before the FCC.

      Frequency Conversion

            The FCC's rules require the Company to change the frequency on which the Forward Link operates and to modify system equipment for the new frequency by April 1, 1998.

The Company constructed transmission equipment in 1996 that modified the frequency on which the Forward Link operates in all of its existing markets. The Company has had an active, ongoing program to convert the equipment of its customers operating on the former band plan to the new band plan, but the Company is still completing the conversion. On March 25, 1997, the FCC granted the Company a waiver to permit the Company to continue operations using the "old" band plan through June 1, 1998, to provide the Company with additional time to complete the conversion of its subscribers. The Company anticipates that all of its subscribers will have their equipment converted to the new band plan prior to the June 1, 1998 deadline in all of its markets except Los Angeles. To the extent that the Company is unable to convert the VLUs of all of its customers in the Los Angeles market by June 1, 1998, it intends to seek a further extension from the FCC for the Los Angeles market alone.

      LMS Spectrum Auction

            The FCC intends to award the remaining spectrum for multilateration LMS through competitive bidding in an auction, with one license auctioned in each of three spectrum bands allotted for multilateration LMS on an "Economic Areas" (EAs) basis. There are 172 EAs covering the continental United States. The FCC has received public comment on the proposed rules for the multilateral LMS auction, but has not yet adopted rules. The FCC has announced tentative plans to hold the auctions in late 1998, but no specific date for the auction has been set, and the auction could be delayed. The Company expects to participate in the auction process and to bid on specific licenses to acquire the additional spectrum necessary to establish coverage in major metropolitan areas nationwide. The extent of funding that may be needed by the Company for a successful outcome in these auctions is not yet known by the Company. The Company understands that the FCC will expect cooperative arrangements for sharing between grandfathered licensees and the eventual EA licensees resulting from the auction. To the extent that the Company does not submit the winning bid for a license in an EA in which it operates a grandfathered system, the Company would be permitted to continue operating its grandfathered facilities in that EA, but it would be precluded from expanding its coverage area within such EA.

      Permissible Use Restrictions and Interconnection

            The FCC's rules do not contemplate that LMS be used for "general messaging purposes," but LMS systems may transmit status and instructional messages, either voice or non-voice, so long as they are related to the location or monitoring functions of the system. This restriction precludes an LMS licensee from offering messaging services other than as part of its location and monitoring services. Under the FCC's rules, LMS service may include location of non-vehicular traffic, so long as the primary operations involve location of vehicles.

            In addition, the FCC order requires that interconnection to the public switched telephone network be on a "store and forward" basis. This requirement limits the Company's ability to offer real-time voice communications services, except with respect to emergency communications. LMS customers may engage in delayed voice or data messaging over the telephone system. The FCC set a thirty-second delay as the "safe harbor" for store-and-forward interconnection, but acknowledged that other approaches may also be acceptable depending upon the configuration of the system.

      Foreign Ownership

            The FCC has not declared whether multilateration LMS will be classified as a private mobile radio service (PMRS) or as a commercial mobile radio service (CMRS), but has proposed to classify LMS providers on a case-by-case basis.

If the Company's services were reclassified as CMRS rather than as PMRS, the Company, which holds its FCC authorizations through a wholly-owned subsidiary, Teletrac License, Inc., would be subject to the foreign ownership restrictions under the Communications Act that apply to the parent corporations of CMRS licensees. Under this restriction, non-U.S. persons would not be permitted to hold, directly or indirectly, in the aggregate, more than 25% of the ownership or 25% of the voting rights in the Company, absent a waiver or determination by the FCC that a higher level of foreign ownership would be in the public interest.

            Although the Company is controlled by U.S. citizens, non-U.S. persons currently hold slightly more than 25% of the ownership of the Company. If the FCC were to reclassify its multilateration LMS as CMRS at a time when the Company's level of foreign ownership or foreign voting rights exceeded 25%, the Company would be required to obtain a public interest determination from the FCC approving its level of foreign ownership or to restructure its ownership to meet the 25% benchmark. The FCC recently instituted a rule making proceeding to develop rules to implement the World Trade Organization ("WTO") agreements scheduled to become effective January 1, 1998. It is anticipated that the WTO agreements and the FCC's implementing rules will open additional opportunities for foreign investment in U.S. entities that control CMRS licensees. However, it is not clear that any relief granted as a result of the FCC's implementation of the WTO agreements would necessarily exempt the Company from the requirement to secure a public interest determination from the FCC approving its level of foreign ownership or to restructure its ownership to meet the 25% benchmark. Recently adopted FCC rules implementing the World Trade Organization ("WTO") agreements became effective February 9, 1998. The WTO agreements and the FCC's implementing rules are intended to open additional opportunities for foreign investment by WTO member countries in U.S. entities that control CMRS licenses. The FCC's implementation of the WTO agreements would require the Company, if its services were classified as CMRS and its foreign ownership exceeded the benchmark, to obtain a public interest determination from the FCC.

      Technical Requirements

            Multilateration LMS systems must use equipment that is "type-accepted" by the FCC. Under the type-acceptance procedure, the FCC confirms that the model of equipment proposed for use in a particular radio service conforms to the technical requirements for the service as specified in the FCC's rules. All equipment used by the Company that is required to be type-accepted has been type-accepted.

            Multilateration LMS systems operate on frequencies that have been allocated to LMS by the FCC on a secondary basis. This means that LMS operations cannot cause interference to, and may be required to accept interference from, users of those same or adjacent frequencies in the Industrial, Scientific, and Medical radio service and in the Federal government's radiolocation service. In addition, under Part 15 of the FCC's rules, certain unlicensed radio devices (such as spread spectrum devices used for local area networks) operate on the same or adjacent frequencies as LMS systems. Although multilateration LMS systems generally have priority in the use of their frequencies over such Part 15 devices, the FCC's rules provide a "safe harbor" for the operation of Part 15 devices in LMS spectrum. If a Part 15 device is operated in a manner that satisfies those safe harbor requirements (which were designed to avoid or minimize the risk of interference to LMS services), an LMS system that nonetheless suffers interference from such a Part 15 device may have no recourse other than to negotiate with the Part 15 user on methods for eliminating or reducing the interference. In addition, as a condition of the LMS license, the FCC has stated that operators of new LMS systems must perform testing to demonstrate that the system does not cause unacceptable interference to Part 15 devices. To date, the FCC has specifically declined to specify the nature of such testing and how they might be used to determine whether the multilateration LMS system is causing unacceptable interference to Part 15 devices. The FCC has indicated that the purpose of the testing is to insure that multilateration LMS licensees take efforts to minimize interference to existing Part 15 devices when designing and constructing their systems; Part 15 devices remain secondary to multilateration LMS operations.

      Current FCC Applications and Proceedings

            Pending Applications. The Company has pending before the FCC application for fill-in transmitter sites within the present coverage area of its grandfathered facilities in several markets. In addition, the Company has pending before the FCC various site-specific applications (together with related waivers and request for special temporary authority) for minor corrections of operating parameters and for the relocation of sites within the two kilometer relocation restriction because of site unavailability and other causes. The Company may have other such applications from time to time in the ordinary course of business.

            Other Proceedings. Other proceedings pending from time to time at the FCC may affect the business and operations of the Company, including but not limited to (i) changes in spectrum allotments and usage restrictions that may permit the operation of terrestrial location-related services in other bands;
(ii) changes in FCC rules and policies governing interconnection with the switched telephone network; (iii) rule making proceedings to develop the rules and policies that will govern the auction of the LMS spectrum; (iv) changes in the general licensing rules and policies of the FCC affecting LMS applications; and (v) changes in FCC regulatory policies generally governing land mobile communication services.

            The Company cannot predict when the FCC will act on any of these matters or what effect such action may have on its business.

Employees

            On December 31, 1997, the Company had 350 employees. Substantially all of the Company's employees are full-time. The Company's employees are not unionized and the Company believes that its relations with its employees are good.

Item 2. DESCRIPTION OF PROPERTIES

            The Company currently leases approximately 12,800 square feet of office space in Kansas City, Missouri for its headquarters facility for a term expiring in 2002. As of December 31 1997, the Company leased approximately 28,000 square feet in Garden Grove, California for a term expiring in 2002, as well as office space in Rolling Meadows, Illinois; Farmington Hills, Michigan; Arlington, Texas; Fort Lauderdale, Florida; Houston, Texas; Orlando, Florida; San Francisco, California; San Diego, California; Vienna, Virginia; and North Hills, New York.

            As of December 31, 1997, the Company had approximately 530 site and tower leases for the operation of its transmitters and other equipment on commercial broadcast towers and at other fixed sites. The Company believes that in general the terms of its leases are competitive based on market conditions. The Company believes its facilities are suitable and adequate for its purposes. The Company relocates its transmission and receiver sites from time to time and does not anticipate any material problems in obtaining and retaining site and tower leases in the future.

Item 3. LEGAL PROCEEDINGS

            Prior to the Acquisition, PacTel Teletrac (predecessor to AirTouch Teletrac) brought an action before the United States Patent and Trademark Trial and Appeal Board against T.A.B. Systems ("TAB") opposing TAB's registration of the mark "Teletrak." The Trademark Trial and Appeal Board granted PacTel Teletrac's motion for summary judgment, but summary judgment was reversed by the U.S. Court of Appeals for the Federal Circuit. On December 22, 1997, the U.S. District Court for the Central District of California granted summary judgment in favor of the Company. This decision has been appealed by TAB to the U.S. Court of Appeals. Under the terms of the Asset Purchase Agreement between AirTouch Teletrac and the Company, AirTouch Teletrac must pay the costs of any litigation relating to this matter and must indemnify the Company against any losses relating thereto. AirTouch Teletrac has notified the Company that it intends to continue to litigate this matter on its own behalf as well as on behalf of the Company, and that it will bear the cost of such litigation. There can be no assurance that AirTouch Teletrac will be successful in such litigation or that AirTouch Teletrac will honor its indemnification obligations (including any costs or losses relating to a change of name, if required as a result of the litigation).

            The Company is from time to time subject to claims and suits arising in the ordinary course of business. The Company is not currently a party to any proceeding which, in management's opinion, is likely to have a material adverse effect on the Company's business.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

                                     PART II

Item 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SECURITY HOLDER
        MATTERS

            There is no established trading market for the Company's Common
Stock.

            The Company has not paid any cash dividends to the holders of its equity securities. The ability of the Company to pay dividends is restricted by the Indenture dated August 6, 1997 by and between the Company and Norwest Bank Minnesota, National

Association, as Trustee, which governs the 14% Series B Senior Notes due 2007 and the Company's Credit Agreement, dated as of August 6, 1997, by and among the Company, the Lenders named therein, Banque Paribas, as Administrative Agent for such Lenders, and Fleet National Bank, as Document Agent for such Lenders.

Item 6. SELECTED FINANCIAL DATA

            Set forth below are selected historical financial data of the Company and its predecessors. Certain of such historical financial and operating data have been derived from the audited consolidated financial statements of the Company and its predecessors as of and for the periods noted. The data contained in the following table should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the Company's and its predecessors' audited consolidated financial statements and the notes thereto included elsewhere in this Annual Report.

                                                Predecessors(1)                          The Company
                                  -----------------------------------------------------------------------
                                                           Year Ended December 31,
                                  -----------------------------------------------------------------------
                                    1992        1993        1994        1995          1996(2)      1997
                                                                (In thousands)
Statement of Operations Data:
Revenues: .....................   $  6,805    $ 11,550    $ 15,336    $ 13,244       $ 15,957    $ 24,821
Operating Expenses
  Cost of revenues ............      7,212       5,748       6,357       4,323          7,031      11,660
  Selling, general and
  administrative ..............     44,336      40,272      28,234      23,674         20,186      35,374
  Refrequencing costs(3) ......         --          --          --       5,936          1,340       1,110
  Depreciation and amortization      3,844       5,155       5,218       4,458          1,254       2,679
  Asset impairment(4) .........         --          --          --      10,967             --          --
                                  --------    --------    --------    --------       --------    --------

Total operating expenses ......     55,392      51,175      39,809      49,358         29,811      50,822
                                  --------    --------    --------    --------       --------    --------

Operating Loss ................    (48,587)    (39,625)    (24,473)    (36,114)       (13,854)    (26,001)
  Interest Expense ............     (7,154)    (10,318)    (15,610)    (21,239)          (109)     (6,374)
  Other .......................       (166)         16         259         (27)           171       2,619
                                  --------    --------    --------    --------       --------    --------

Net Loss ......................   $(55,907)   $(49,927)   $(39,824)   $(57,380)      $(13,792)   $(29,755)
                                  ========    ========    ========    ========       ========    ========

                                                    As of December 31,
                       -------------------------------------------------------------------------
                         1992         1993         1994         1995         1996        1997
                                                      (In thousands)
Balance Sheet Data:

Cash and cash equiva-
lents: .............   $   3,253    $   1,586    $     546           --    $  27,639   $  41,481
Restricted cash and
investments ........          --           --           --           --        1,256       1,750
Total assets .......      42,968       37,392       28,852       11,137       53,713     132,362
Long-term debt .....     129,250      170,653      203,285      226,101        1,615     100,326
Redeemable preferred
stock ..............          --           --           --           --       33,340      38,920
Partners'/Stock
holders' equity (def-
icit) ..............     (94,786)    (144,713)    (184,038)    (241,418)       7,111     (20,556)

-----------
(1) Represents financial and operating data of PacTel Teletrac for the years ended December 31, 1992 and 1993 and AirTouch Teletrac for the year ended December 31, 1994 and for the period January 1, 1995 through December 28, 1995, the date on which AirTouch Teletrac was dissolved.

(2) The Company acquired the assets of the business on January 17, 1996, the effective date of the Acquisition. From December 29, 1995 to January 16, 1996, the business was operated by AirTouch Services, successor to AirTouch Teletrac. The results of operations of AirTouch Services for such period were not material and are not included herein.

(3) Refrequencing costs are certain costs accrued in connection with the conversion of vehicle location units to a new frequency band plan mandated by the FCC. See "Management's Discussion and Analysis of Results of Operations and Financial Condition" and "Business-Regulation-Frequency Conversion."

(4) Asset impairment for 1995 resulted from the Acquisition, in which the assets of AirTouch Teletrac were sold for approximately $11.0 million less than the historical book value of such assets recorded by AirTouch Teletrac. See "Management's Discussion and Analysis of Results of Operations and Financial Condition."

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

            The Company is the leading national provider of vehicle location and fleet management services in metropolitan areas. The Company currently groups its operations primarily into two divisions: commercial fleet management and consumer vehicle services. The commercial fleet management division provides products and services that allow fleet operators to increase driver productivity, improve customer service, limit unauthorized vehicle use, and reduce driver overtime. The consumer vehicle services division provides real-time stolen vehicle recovery, vehicle location, and roadside assistance. Management's Discussion and Analysis of Financial Condition and Results of Operations contain statements regarding matters that are not historical facts, but rather are forward-looking statements. These statements are based on current financial and economic conditions and current expectations and involve risk and uncertainties. The Company's actual results may differ materially from the results discussed in forward-looking statements. There can be no assurance that the Company's future operations will generate operating or net income.

            The Company's revenues are derived from sales and installation of Vehicle Location Units (VLUs) and charges for its services. A Status Messaging Terminal (SMT) or a Messaging Data Terminal (MDT) may be sold with the VLU to provide additional wireless data information to and from the vehicle. The Company sells its proprietary software and a computer workstation that provides the customer with mapped vehicle locations, location data storage, and a means for data messaging. The Company assesses a fixed monthly airtime service fee of $29 for an installed VLU, $34 for a VLU coupled with an additional SMT unit, and $39 for a VLU coupled with an additional MDT unit. The Company recognizes revenue from the sale of equipment at the time the equipment is installed. At December 31, 1997, the Company had approximately 3,300 units ordered by customers but not yet installed.

RESULTS OF OPERATIONS

            Year Ended December 31, 1997 Compared to Year Ended December 31,
1996.

            Revenues. Total revenues for 1997 were $24.8 million, compared to $16.0 million in 1996, an increase of 55%.

            Equipment revenues increased to $11.9 million for 1997 from $7.0 million for 1996, an increase of 70%, principally due to an increase in the Company's commercial sales efforts. Gross commercial installs increased to 30,579 units for 1997 from 14,500 units for 1996.

            Service revenues increased to $12.8 million for 1997 from $8.9 million for 1996, an increase of 44%, primarily due to an increase in the number of commercial units in service, to 65,930 at December 31, 1997 from 43,156 at December 31, 1996. Also, the average commercial service revenue per unit increased to $17.26 in December 1997 from $15.33 in December 1996 as a result of adherence to fixed airtime rates and an increase in ancillary services.

            Cost of Revenues. Costs of revenues includes the cost of equipment and the direct cost of providing service (network telephone, billing, roadside assistance and bad debt expense). Cost of revenues increased to $11.7 million for 1997 from $7.0 million for 1996 primarily as a result of the higher number of new units sold and in service.

            Research and Development, Engineering, Selling, General and Administrative Expenses. Research and development, engineering, selling, general and administrative expenses increased by $15.2 million, to $35.4 million for 1997 from $20.2 million for 1996. The increase was primarily related to increased sales personnel for the commercial operations, the funding of new product development and increased support for the growth of the customer base. The Company expensed $2.6 million in 1997 that relates to research and development for its new Integrated Base Station Unit (IBSU).

            Refrequencing Costs. Refrequencing costs were $1.1 million for 1997 compared to $1.3 million for 1996. The costs were principally due to changes made to the VLU to allow it to function properly on the new frequency. The cost represents a change in estimate for the refrequencing project that will be completed in 1998.

            Depreciation and Amortization. Depreciation and Amortization increased for 1997 to $2.7 million from $1.3 million for 1996, primarily due to depreciation on additional assets related to the new market build-out and additional infrastructure in existing markets being placed in service.

            Operating Losses. Operating losses incurred by the Company were $26.0 million for 1997, as compared to $13.9 million for 1996, for the reasons discussed above.

            Net Loss. For the reasons discussed above, net loss increased to $29.8 million for 1997 from $13.8 million for 1996.

No tax benefit has been recognized for any period due to the uncertainty of net operating loss carry-forward utilization.

            Year Ended December 31, 1996 Compared to Year Ended December 31,
1995

            The results of operations for 1995 represent financial results of AirTouch Teletrac, the predecessor company. The Company acquired the assets of AirTouch Teletrac on January 17, 1996. From January 1, 1996 to January 16, 1996 the business was operated by AirTouch Services. The results of operations of AirTouch Teletrac for such period were not material.

            Revenues. Total revenues for 1996 were $16.0 million, compared to $13.2 million for 1995, an increase of 21%.

            Equipment revenues increased to $7.0 million for 1996 from $4.0 million for 1995, an increase of 75%, principally due to an increase in gross commercial sales to approximately 14,500 units for 1996 from 8,500 units for 1995.

            Service revenues increased to $8.9 million for 1996 from $8.6 million for year ended 1995, an increase of 4%, primarily due to an increase in the number of commercial units in service, to 43,156 at December 31, 1996 from 35,465 at December 28, 1995. The increase in commercial fleet service revenues was partially offset by a decline in consumer vehicle service revenues.

            Cost of Revenues. Cost of revenues increased to $7.0 million for 1996 from $4.3 million for 1995 primarily as a result of the higher number of new units sold. In addition, the Company incurred telephone costs in 1996 associated with installing and maintaining its networks in markets that are not yet opened.

            Research and Development, Engineering, Selling, General and Administrative Expenses. Research and development, engineering, selling, general and administrative expenses declined by $3.5 million, to $20.2 million for 1996 from $23.7 million for 1995. Selling, general and administrative expenses also declined as a percentage of revenues, from 179% for 1995 to 127% for 1996. The decline was primarily due to $3.2 million in severance and retention payment expenses incurred by AirTouch Teletrac for 1995 and to decreases in overhead and administrative costs.

            Refrequencing Costs. Refrequencing costs accrued for 1996 were $1.3 million, compared to $5.9 million accrued for 1995. The 1996 accrual reflects the estimated cost of conversion of VLUs placed in service after the Acquisition. The 1995 accrual reflects the estimated cost of conversion of VLUs in service with customers at the time of the Acquisition.

            Depreciation and Amortization. Depreciation and Amortization declined by $3.2 million to $1.3 million for 1996 from $4.5 million for 1995, primarily due to the lower book value recorded by the Company for the assets acquired in the Acquisition as compared to the historical cost recorded by AirTouch Teletrac.

            Asset Impairment. Because the purchase price paid for the assets of AirTouch Teletrac was $11.0 million less than the historical cost of such assets recorded by AirTouch Teletrac, AirTouch Teletrac recorded an asset impairment of $11.0 million in 1995.

            Operating Losses. Operating losses incurred by the Company were $13.9 million for 1996, as compared to $36.1 million for 1995, for the reasons discussed above.

            Net Loss. For the reasons discussed above, net loss decreased to $13.8 million for 1996 from $57.4 million for 1995. No tax benefit has been recognized for any period due to the uncertainty of net operating loss carry-forward utilization.

LIQUIDITY AND CAPITAL RESOURCES

            Net cash used in operating activities for the year ended December 31, 1997 was $31.5 million as compared to 16.2 million for 1996 and $23.5 million for 1995. The increase was primarily due to a net loss of $29.8 million for the 1997 as compared to $13.8 million for 1996. The Company and its predecessors have had losses in each year of their operations, including net losses of $57.4 million, $13.8 million and $29.8 million for the fiscal years ended December 31, 1995, 1996 and 1997, respectively.

            At December 31, 1997 the Company had cash and cash equivalents on hand of $41.5 million as compared to $27.6 million at December 31, 1996. Based on the Company's projected operating results, the Company believes it is likely that it will need to secure additional equity or debt financing during the next 12 to 18 months in order to continue the expansion of its business on the current schedule. The amount and timing of the additional financing that will be required depends upon the pace of the Company's expansion into new markets, as well as the Company's operating results, level of competition, general economic conditions, and other factors beyond the Company's control. While the Company believes that there are sources of financing available including funds available under a revolver agreement with Banque Paribas and Fleet National Bank, there can be no assurance that the Company will receive additional financing on terms that would be satisfactory. The Company believes that if it does not secure such additional financing, it may have to reduce the number of markets into which it expands its business and/or the pace at which new markets are entered.

            In September 1997, the Company entered into an agreement to establish revolving credit facilities (the Revolvers") in the aggregate principal amount of up to $30.0 million, allocated among Banque Paribas and Fleet National Bank that expire on March 31, 2003. The Company issued 5,707 warrants to purchase one share of the Company Class A Common Stock at an exercise price of $202 per share. No value was given to the warrants. The Company has recorded in other assets approximately $816,000 of deferred financing costs which are being amortized over the life of the Revolvers. The revolvers have a .500% commitment fee rate based on the total principal amount, paid quarterly. At December 31, 1997, the Company had made no draws against the Revolvers and had availability of $5.3 million.

            As more fully described in Note 4 to the Consolidated Financial Statements, the Company registered and sold $105,000,000 of 14% percent senior subordinated notes due 2007 and 105,000 warrants to purchase 57,071 shares of class A common stock of Teletrac Holdings, Inc. The note agreement restricts the Company from securing additional indebtedness, except as allowed under the credit facility.

            Working capital at December 31, 1997 was $48.1 million as compared to $23.4 million at December 31, 1996. The increase was mostly due to an increase in cash, accounts receivable and inventories and a decrease in the refrequencing liability.

            Capital expenditures were $11.1 million for the year ended December 31, 1997 as compared to $7.1 million for 1996, primarily for the build-out of the Company's networks in new markets. The Company currently expects that its aggregate capital expenditures (excluding the acquisition of spectrum rights) will be $19 million for both 1998 and 1999 combined. These capital expenditures will consist primarily of costs associated with the opening of new markets in 1998. There can be no assurances as to whether, when, or on what terms the Company will be able to construct its additional networks or that the construction will prove beneficial to it. If the Company encounters delays or difficulties in a particular market, it may redirect its expansion to one or more other markets. In addition, the Company's capital expenditure plans include network design and development, the maintenance of existing markets, and other capital improvements.

            The Company has a purchase commitment with its sole supplier of VLU's to purchase units through November 2000. At December 31, 1997 the outstanding purchase commitment was $26,700,000 net of $2,250,000 prepayment. The Company also maintained a $1,750,000 irrevocable letter of credit related to this commitment at December 31, 1997.

            The Company is restricted from declaring or paying dividends on its common stock under its preferred stock and subordinated note agreement.

INFLATION

            The Company believes that to date inflation has not had a material effect on its results of operations. Although inflation may in the future affect some costs, the Company expects economies of scale and other improvements are likely to offset any foreseeable cost increases.

FASB PRONOUNCEMENTS

            SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," both issued in June 1997, are effective for the Company's 1998 fiscal year and are not expected to have a material effect on the Company's financial position or results of operations.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

            The Company does not hold any market risk sensitive instruments for trading or other purposes.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            See the Financial Statements listed in the accompanying Index to Consolidated Financial Statements which appear elsewhere in this Annual Report. Information required by the schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes thereto.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

                    TELETRAC HOLDINGS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
TELETRAC HOLDINGS, INC.

Fiscal Years Ended 1997 and 1996

Report of Arthur Andersen LLP, Independent Auditors...........................35
Consolidated Balance Sheets as of December 31, 1997
 and 1996.....................................................................36
Consolidated Statements of Operations for the years
  December 31, 1997 and 1996..................................................39
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1997 and 1996......................................40
Consolidated Statements of Cash Flows for the years
  ended December 31, 1997 and 1996............................................41
Notes to Consolidated Financial Statements....................................43

AIRTOUCH TELETRAC GENERAL PARTNERSHIP

Fiscal Year 1995

Report of Arthur Andersen LLP, Independent Auditors...........................54
Balance Sheet as of December 28, 1995.........................................55
Statement of Operations for the period from
 January 1, 1995 through December 28, 1995....................................56
Statement of Partner's Deficit................................................56
Statement of Cash Flows for the period from
 January 1, 1995 through December 28, 1995....................................57
Notes to Financial Statements.................................................58

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Teletrac Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Teletrac Holdings, Inc. (a Delaware corporation) and Subsidiar ies, as of December 31, 1997 and 1996, and the related consoli dated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Teletrac Holdings, Inc., and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


Kansas City, Missouri,
     March 6, 1998

                    TELETRAC HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

                                     ASSETS

                                                      1997              1996
                                                  ------------      ------------

CURRENT ASSETS:
  Cash and cash equivalents                       $ 41,480,737      $ 27,639,168
  Accounts receivable- less
    allowances of $612,639 and
    $460,000 at 1997 and 1996                        4,018,874         2,504,173

  Inventory- less reserves of $0
    and $155,642 at 1997 and 1996                    5,441,695         2,782,932
  Prepaid expenses and other
    current assets                                   5,519,652         2,113,076
  Short-term portion of restricted
    investments                                      5,920,833                --
                                                  ------------      ------------

TOTAL CURRENT ASSETS                                62,381,791        35,039,349
                                                  ------------      ------------

RESTRICTED CASH                                      1,750,000         1,256,285

RESTRICTED INVESTMENTS, HELD
  TO MATURITY                                       34,942,381                --

PROPERTY AND EQUIPMENT, net of
  accumulated depreciation of
  $3,616,207 and $1,221,666 at
  1997 and 1996                                     26,963,180        16,845,801

OTHER ASSETS, net of accumulated
  amortization of $284,289 and
  $38,355 at 1997 and 1996                           6,324,380           571,899
                                                  ------------      ------------

TOTAL ASSETS                                      $132,361,732      $ 53,713,334
                                                  ============      ============

                                   (continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                             $   3,362,390      $   2,150,222
  Accrued expenses                                 1,214,455            880,682
  Notes payable                                           --          1,001,015
  Current portion of leases                          727,624            381,325
  Accrued interest                                 5,920,833                 --
  Refrequencing liability                          3,076,871          7,234,158
                                               -------------      -------------
TOTAL CURRENT LIABILITIES                         14,302,173         11,647,402
                                               -------------      -------------

SENIOR NOTES, 14%, due
  August 1, 2007                                  98,253,377                 --

LONG-TERM LEASES                                   2,072,142          1,615,344

COMMITMENTS AND CONTINGENCIES
  (Notes 1 and 11)

PREFERRED STOCK, undesignated
  190,477 shares authorized,
  none issued or outstanding                              --                 --

PREFERRED STOCK, redeemable
  cumulative, 15% dividend,
  190,477 shares authorized and
  190,476.19 shares issued and
  outstanding                                     38,290,000         33,340,000

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, Class A, $0.01
    par value, 1,000,000 shares
    authorized and 249,000 issued
    and outstanding                                    2,490              2,490
  Common stock, Class B, $0.01
    par value, 70,000 shares
    authorized and none issued
    or outstanding                                        --                 --
  Warrants, 105,000 units to
    purchase, 57,071 shares of
    Class A common stock                           7,039,954                 --
  Paid-in capital                                 22,022,656         22,024,094
  Accumulated deficit                            (49,621,060)       (14,915,996)
                                               -------------

TOTAL STOCKHOLDERS' EQUITY
  (DEFICIT)                                      (20,555,960)         7,110,588
                                               -------------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                         $ 132,361,732         53,713,334
                                               =============      =============

The accompanying notes are an integral part of these consolidated financial statements.

                    TELETRAC HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                    1997               1996
                                                ------------       ------------

OPERATING REVENUES                              $ 24,821,122       $ 15,956,984

OPERATING EXPENSES:
  Cost of revenues                                11,660,083          7,030,847
  Selling, general and
    administrative                                24,630,448         14,035,038
  Engineering                                      7,367,702          5,149,488
  Research and development                         3,374,247          1,001,000
  Refrequencing costs                              1,110,166          1,340,315
  Depreciation and amortization                    2,679,243          1,254,049
                                                ------------       ------------
LOSS FROM OPERATIONS                             (26,000,767)       (13,853,753)
                                                ------------       ------------

OTHER EXPENSE (INCOME):
  Interest expense                                 6,373,706            108,600
  Interest income                                 (2,619,409)          (170,884)
                                                ------------       ------------

TOTAL OTHER INCOME
  AND EXPENSES                                     3,754,297            (62,284)
                                                ------------       ------------
LOSS BEFORE INCOME TAXES                         (29,755,064)       (13,791,469)

INCOME TAXES                                              --                 --
                                                ------------       ------------

NET LOSS                                        $(29,755,064)      $(13,791,469)
                                                ============       ============

The accompanying notes are an integral part of these consolidated financial statements.

                    TELETRAC HOLDINGS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                              Common Stock
                           -------------------                      Paid-in       Accumulated
                           Class A    Class B       Warrants        Capital         Deficit
                           -------    -------       --------        -------         -------
BALANCE,
  December 31, 1995        $    190   $     37    $         --   $  2,267,025    $   (784,527)
  Issuance of
    common stock              1,980        283              --     21,634,814              --
  Conversion of Class B
    common stock to
    Class A common stock        320       (320)             --             --              --
  Cost of issuance of
    preferred stock              --         --              --     (1,877,745)             --
  Net loss                       --         --              --             --     (13,791,469)
  Preferred stock
    dividends                    --         --              --             --        (340,000)
                           --------   --------    ------------   ------------    ------------

BALANCE,
  December 31, 1996           2,490         --              --     22,024,094     (14,915,996)
  Issuance of warrants           --         --       7,039,954             --              --
  Cost of issuance of
    preferred stock              --         --              --         (1,438)             --
  Net loss                       --         --              --             --     (29,755,064)
  Preferred stock
    dividends                    --         --              --             --      (4,950,000)
                           --------   --------    ------------   ------------    ------------

BALANCE,
  December 31, 1997        $  2,490   $     --    $  7,039,954   $ 22,022,656    $(49,621,060)
                           ========   ========    ============   ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                    TELETRAC HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                       1997             1996
                                                  ------------     ------------
OPERATING ACTIVITIES:
  Net loss                                        $(29,755,064)    $(13,791,469)
  Adjustments to reconcile net loss
    to cash used in operating activities-
      Depreciation and amortization                  2,679,243        1,254,049
      Accretion of discount on senior
        notes                                          293,331               --
      Changes in working capital and
        other assets and liabilities,
        net of acquisition and
        refrequency-
          Accounts receivable                       (1,514,701)      (1,668,164)
          Restricted cash                             (500,042)          66,904
          Inventory                                 (2,658,763)      (2,674,519)
          Prepaid expenses and other
            current assets                          (3,406,577)      (1,448,858)
          Accounts payable and accrued
            expenses                                 1,496,979        2,084,258
          Deferred revenue                              48,963         (745,221)
          Refrequencing liability                   (4,157,287)       1,298,088
          Other liabilities                              8,467         (609,872)
          Accrued interest on senior
            notes                                    5,920,833               --
                                                  ------------     ------------

            CASH USED IN OPERATING
              ACTIVITIES                           (31,544,618)     (16,234,804)
                                                  ------------     ------------

INVESTING ACTIVITIES:
  Purchases of property and equipment,
    net                                            (11,059,260)      (7,097,173)
  Acquisition of other intangible assets              (175,375)              --
  Acquisition of AirTouch Teletrac                  (1,000,000)      (2,098,875)
                                                  ------------     ------------

            CASH USED IN INVESTING
              ACTIVITIES                           (12,234,635)      (9,196,048)
                                                  ------------     ------------


                                   (continued)

FINANCING ACTIVITIES:
  Issuance of common stock,
  net                                                       --        21,637,077
Issuance of preferred stock,
  net                                                       --        31,122,255
Proceeds from issuance of senior
  notes and warrants, net                          100,090,976                --
Restricted investments                             (40,856,887)               --
Credit facility                                       (962,268)               --
Payments on capital leases                            (650,999)               --
                                                 -------------     -------------

                    CASH PROVIDED BY FINANCING
                      ACTIVITIES                    57,620,822        52,759,332
                                                 -------------     -------------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                       13,841,569        27,328,480

CASH AND CASH EQUIVALENTS, beginning
  of year                                           27,639,168           310,688
                                                 -------------     -------------

CASH AND CASH EQUIVALENTS, end of year           $  41,480,737     $  27,639,168
                                                 =============     =============

SUPPLEMENTAL DISCLOSURE-
  Interest (net of amounts capitalized)          $     229,650     $     107,549

The accompanying notes are an integral part of these consolidated financial statements.

                    TELETRAC HOLDINGS, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

1. DESCRIPTION OF BUSINESS:

Teletrac Holdings, Inc., a Delaware corporation, (the Company), and its wholly owned subsidiary, Teletrac, Inc., through a wholly owned subsidiary Teletrac Licensing, Inc., control licenses issued by the Federal Communications Commission (FCC) to construct and operate radio location networks for the purpose of locating, tracking and communicating with commercial fleet and consumer vehicles as a result of its acquisition of AirTouch Teletrac (see Note
2) at December 31, 1997. The Company had operating networks in 9 U.S. cities, and has site specific licenses to construct networks in approximately 17 additional cities. The networks consist primarily of antennas, transmission and receiving equipment, customer-owned vehicle locating units (VLUs) that receive and transmit signals, and operating centers that interpret and relay the transmissions.

Significant Risks and Uncertainties

The Company is highly leveraged and has incurred losses in each year of operations. The Company expects to continue to incur net losses and incur significant capital expenditures as it pursues plans to expand its operating networks, product offerings and customer base. There can be no assurance that the Company will be profitable in the future or obtain the additional financing resources that may be necessary to support its network expansion, and product development activities.

The Company is facing increased competition for its services. Certain of the Company's competitors are larger and have substantially greater financial, research and development and sales and marketing capabilities. Additionally, there can be no assurance additional competitors will not enter markets that the Company services or plans to serve and that the Company will be able to withstand the competition. Moreover, changes in technology could lower the cost of competitive services to a level where the Company's services would be less competitive, which could have a material adverse effect on the Company's business and the ability to realize its assets.

2. PURCHASE OF AIRTOUCH TELETRAC:

On January 17, 1996, the Company purchased the assets of AirTouch Teletrac, a California general partnership, from AirTouch Services, for $3,099,000 in cash, and the assumption of certain liabilities and working capital as defined. An amount of $2,099,000 was paid at closing, with $1,000,000 paid one year from the date of closing. Funds necessary for the closing were provided by the current common stockholders of the Company through sales of common stock.

The allocation of purchase price was made first to the current assets and liabilities and assumed liabilities, and the remainder to the long-term assets in proportion to the fair values of the assets, as follows (in thousands):

                                                          Assets and Liabilities
                                                                 Acquired
                                                             January 17, 1996
                                                          ----------------------

      Working capital                                             $   217
      Property and equipment                                        8,218
      Licenses                                                        600
      Refrequencing liability                                      (5,936)
                                                                  -------
                                                                  $ 3,099
                                                                  =======

3. ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Teletrac Holdings, Inc., and its wholly owned subsidiary Teletrac, Inc. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company services the commercial market for use in fleet management and the consumer market for individual vehicle tracking. The commercial systems include VLUs, computer hardware, and vehicle tracking software. On January 1, 1997 the

Company changed revenue recognition on sales of commercial systems from recognition upon shipment of the system to recognition of revenue upon installation of the system, which more appropriately matches customer acceptance and payment. This change reduced the reported revenues and cost of revenues in 1997 compared to 1996, however the impact of the change was not material to the Company's current or prior operating results. The commercial service fee revenues are recognized monthly as the services are provided. The VLUs for the consumer market are sold along with monthly service contracts. Service revenues for the consumer market may be paid in advance and are recognized monthly as earned.

Unearned service fees of $201,000 and $250,000 in 1997 and 1996, respectively, are recorded as deferred revenue and are included in accrued expenses in the accompanying consolidated balance sheet.

Cash and Cash Equivalents

The Company considers cash investments (primarily investments in commercial paper) purchased with a maturity of generally three months or less to be cash and cash equivalents with cost approximating market.

Investments

Restricted investments consists of U.S. Treasury securities which will be held until maturity and are carried at amortized cost of $39,934,214 plus accrued interest of $929,000 and have an aggregate market value of $40,008,000 at December 31, 1997. These restricted investments have been pledged under the subordinated debt agreement (Note 4), for the first six semi-annual interest payments on the subordinated notes.

Inventories

Inventories consist of VLUs, computer systems and other receiving and transmitting equipment held for sale. Inventory is stated at the lower of cost or market using the first-in, first-out method of valuation.

Property and Equipment

The Company provides for depreciation expense using the straight-line method. Property and equipment are recorded at cost and significant categories of cost and their estimated useful lives are as follows (in thousands):

                                                    Cost
                                             ------------------      Estimated
                                               1997       1996     Useful Lives
                                               ----       ----     ------------

      System equipment                       $12,190    $ 4,832          7
      Computers and office equipment           3,836      2,412          3
      Furniture and fixtures                   1,298        578          7
      Other                                    1,802        471        3-7
      Construction in progress                11,453      9,774
                                             -------    -------
      Property and equipment                  30,579     18,067

      Less- Accumulated depreciation           3,616      1,221
                                             -------    -------
         Net property and equipment          $26,963    $16,846
                                             =======    =======

The Company capitalizes system development costs which represent expenses to add additional functionality to existing system equipment and expansion into new metro areas, as well as new software product development. At December 31, 1997, construction in progress includes $5,150,000 in costs related to unopened markets, that are planned to open in 1998, and $3,900,000 in costs for markets that will open thereafter.

Repairs, maintenance and renewal of minor items are charged to expense as incurred. Major renewals and improvements are capitalized and depreciated over their remaining useful lives. The Company capitalized interest costs on construction in progress of $113,000 for the year ended December 31, 1997. No interest costs were capitalized for the year ended December 31, 1996. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful life of the asset or the remaining term of the underlying lease.

Other Assets

Other assets consist primarily of licenses and deferred costs related to the issuance of subordinated debt and the establishment of the line of credit (Notes 4 and 5) net of accumulated amortization. These deferred debt costs are amortized using the effective interest rate method over the lives of the credit agreements.

Licenses, as acquired from AirTouch Services, represent a long-term intangible asset that allows FCC authorization to broadcast at designated frequencies. They are amortized using the straight-line method over 15 years. FCC license terms are for 5- year periods with unlimited options to renew for subsequent 5-year periods.

Income Taxes

The Company is a C corporation for federal income tax purposes. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities applying tax regulations existing at the end of the reporting period. The Company has fully reserved its deferred tax asset, principally the net operating loss carryforward generated, as of December 31, 1997.

Reclassification

Certain reclassifications have been made to the 1996 consolidated financial statements to conform with the 1997 presentation.

4. SUBORDINATED NOTES:

On August 6, 1997, the Company sold and subsequently registered $105,000,000 of 14 percent senior subordinated notes due 2007 and 105,000 warrants to purchase 57,071 shares of Class A common stock of the Company for approximately $.02 per share. The fair market value of the warrants at the transaction date of $7,039,954 has been recorded as a discount on the subordinated notes. A portion of the proceeds from the subordinated notes was used to purchase pledged securities to pay the first six semi-annual interest payments on the notes (Note
3). The public notes are offered and resold by initial purchasers, have no coupons, and pay interest semi-annually in February and August. Total interest expense during 1997 was $5,807,000. At December 31, 1997, the unamortized note discount is $6,746,000, and is being amortized using the effective interest rate method. The note agreement restricts the Company from securing additional indebtedness, except as allowed under the line of credit.

The subordinated notes are not redeemable prior to August 1, 2002, except that prior to August 1, 2000, the Company may redeem the notes with the net proceeds from the sale of capital stock at a redemption price of 114 percent plus accrued and unpaid interest. Redemption prices of the notes range from 107 percent to 102 percent for the period from August 1, 2002, through August 1, 2005, and may be redeemed at 100 percent thereafter. Upon a change of control of the Company, each holder of the subordinated notes has the right to require the Company to repurchase the notes in cash at a price equal to 101 percent of the aggregate principal amount plus accrued and unpaid interest.

The subordinated note agreement restricts the declaration or payment of any dividend and the purchase or redemption of any equity interest. The fair value of the subordinated note approximates its carrying value at December 31, 1997.

5. LINE OF CREDIT:

The Company has secured a $30,000,000 revolving credit agreement which expires on March 31, 2003, and based on required financial statement ratios, as defined in the agreement, had availability of approximately $5,300,000 at December 31, 1997. The Company pays a commitment fee in connection with the revolving credit agreement. In connection with the credit agreement, the banks received 5,707 warrants. Each warrant can be used to purchase 1 share of Class A common stock of the Company at an exercise price of $202 per share. The interest is stated at base rate plus 2.5 percent or LIBOR rate plus 3.5 percent, depending on the draw. Among other restrictions, the Company is required to meet certain financial and operating covenants. The Company was in compliance with these restrictive covenants or had obtained necessary waivers in connection with the credit agreement at December 31, 1997. No draws on the line were made in 1997.

6. CAPITAL LEASES:

The Company holds leases on automobiles, furniture, telephone and frequency receiving and transmitting equipment for periods greater than one year. Minimum payments under such capital leases are as follows (in thousands):

                               Principal       Interest       Total
                               ---------       --------       -----

            1998                $  728            $233       $  961
            1999                   765             162          927
            2000                   723              93          816
            2001                   494              28          522
            Thereafter              90               3           93
                                ------            ----       ------
                                $2,800            $519       $3,319
                                ======            ====       ======

7. STOCKHOLDERS' EQUITY:

The Company's authorized capital stock consists of 1,450,954 authorized shares of capital stock, consisting of 1,000,000 shares of authorized Class A common stock, 70,000 shares of authorized Class B common stock, 190,477 shares of authorized Series A Redeemable Convertible Participating preferred stock and 190,477 shares of authorized undesignated preferred stock (together with the Series A Preferred, (the Preferred Stock)), all of which will have been reserved for issuance upon automatic conversion of the Series A Preferred under certain circumstances, as provided in the Company's Certificate of Incorporation.

Common Stock

The holders of the Class A common stock are entitled to one vote per share on all matters on which stockholders are entitled to vote. The holders of the Class B common stock have the same rights as the holders of Class A common stock, but are not entitled to vote except in limited situations in which they are allowed to vote as a separate class. Subject to the rights and preferences of any holder of Preferred Stock that is or may be issued, the holders of common stock are entitled to receive such dividends as may be declared by the board of directors, and to receive, pro rata, the assets of the Company upon liquidation after distribution of such amounts to holders of the Preferred Stock as are required by the terms of such stock. The Company has entered into agreements with the holders of its Preferred Stock that limit the ability of the Company to declare and pay dividends on its common stock. It is anticipated that earnings, if any, which might be generated from operations will be used to finance future growth and that cash dividends will not be paid to holders of common stock for the foreseeable future.

Warrants

The holders of warrants have no right to vote on matters submitted to the stockholders of the Company or to receive dividends. Warrants totaling 105,000 entitle the holders thereof to acquire an aggregate of 57,071 shares of the Class A common stock at an exercise price of approximately $.02 per share. Warrants totaling 5,707 entitle the holders thereof to acquire an aggregate of 5,707 shares of Class A common stock at an exercise price of $202 per share. The holders of the warrants are not entitled to share in the assets of the Company in the event of liquidation or dissolution. Warrants totaling 105,000 are not separately transferable from the notes until the earlier of certain events defined in the subordinated note agreement or February 6, 1998, and are exercisable at any time after the separation date and prior to August 1, 2007. The remaining warrants are exercisable prior to December 31, 2007.

Preferred Stock

During December 1996, 190,476.19 shares of $0.01 par value Series A Redeemable Convertible Participating preferred stock were issued for net cash proceeds of $31,122,255. They entitle holders to receive cumulative, compounding dividends at 15 percent per annum. Dividends accrue on a daily basis from the issuance date and are payable as declared by the board of directors. Accrued dividends as of December 31, 1997 and 1996, were, $5,290,000 and $340,000, respectively.
Holders are entitled to voting rights, preference on liquidation, voluntary equal share conversion into common stock at a defined conversion price, and automatic equal share conversion into common stock after either a qualified public stock offering or a certain non-qualified public stock offering as defined. Additionally, on or after February 1, 2008, at the election of the holders of a majority of the outstanding preferred stock, the Company is obligated to redeem the preferred stock for the greater of the liquidation preference amount of $190.86 plus accrued and unpaid dividends or the fair market value of the preferred stock.

Stock Options

The Company has reserved 68,457 shares of nonqualified and incentive stock option under two plans, the 1995 Stock Option Plan (the 1995 Plan) and the 1996 Stock Option Plan (the 1996 Plan). The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized in 1997 and 1996. Had compensation cost been recognized in accordance with Financial Accounting Standards Board Statement No. 123, "Accounting for Stock Based Compensation," the Company's reported net loss would have increased by approximately $247,000 and $160,000 for the years ended 1997 and 1996, respectively.

Under each plan, the exercise prices were determined based on the grant date and were equal to the fair market value of the shares as determined by the board of directors. The term of the options under each plan shall not exceed ten years from the grant date. Under each plan, one-third of each grant vests per year over a three-year period at different pricing levels. The following represents the exercise prices over the three-year vesting period of the options under each plan based on the respective grant period stated:

                                                   Price
                                  -------------------------------------
      Plan        Grant Date        Year 1        Year 2        Year 3
    --------    --------------    ---------     ---------     ---------

      1995        January 1,        100.00        125.00        150.00
      1995       November 18,       220.00        275.00        330.00

      1996        January 6,        175.00        218.75        262.50
      1996       November 18,       220.00        275.00        330.00

The following table represents the number of option shares granted for the 1996 and 1995 plan for the twelve months ended December 31, 1996 and 1997:

                                                                Weighted Average
                                                     Shares     Exercise Price
                                                     ------     --------------

      Outstanding at December 31, 1995                    --       $    --
           Granted                                    43,579           125
           Forfeited                                    (519)          125
                                                     -------
      Outstanding at December 31, 1996                43,060           125
                                                     -------
           Granted                                     8,251           265
           Forfeited                                 (16,046)          126
                                                     -------
      Outstanding at December 31, 1997                35,265           157
                                                     -------

The exercisable options at December 31, 1997, were 13,504 having a weighted average exercise price of $125. No options were exercisable at December 31, 1996. The weighted average fair value of the options granted during 1997 and 1996 was $200 and $119, respectively. The weighted average contract life was 7 years at December 31, 1997 and 1996.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the 1997 and 1996 grants:

                                     Options             Options
                                   Granted in           Granted in
                                      1997                 1996
                                   ----------           ----------

Volatility                             -%                   -%
Dividend yield                         -%                   -%
Risk-Free interest rate           5.89 to 6.46%       5.48 to 6.87%
Expected option life                 7 years             7 years

8. REFREQUENCING LIABILITY:

In 1995 the FCC issued an order which requires the Company to relocate its existing operating frequency from a portion of the 925 MHZ band to a portion of the 927 MHZ band. As a result, the Company has recorded a liability, including $5,936,000 assumed in the acquisition, for the cost of implementing the order so that the Company can continue to deliver its contractual service obligation to its customers. The Company revised its estimate and recorded an additional $1,100,000 and $1,340,000 liability in 1997 and 1996, respectively.

9. EMPLOYEE BENEFIT PLANS:

The Company sponsors a defined contribution profit sharing 401(k) plan which covers all full-time employees. The benefits of this plan are based on years of service, the employee's compensation, employee contributions and earnings of plan assets. The

Company's funding policy is to contribute an amount equal to $0.50 for every dollar contributed by the employees up to $1,000 annually. The Company has accrued $ 131,000 and $121,000 during 1997 and 1996, respectively.

10. INCOME TAXES:

Deferred income taxes are provided for temporary differences between the financial accounting basis and tax basis of assets and liabilities and temporary differences in reporting income and expense.

The Company has net operating losses (NOLs) which it can carryforward up to 15 years to reduce taxable income in the future. The Company's NOLs and Alternative Minimum Tax (AMT) NOLs total approximately $45,282,000 and $42,202,000 for 1997, and $13,300,000 and $12,700,000, for 1996, respectively. The NOLs and AMT NOLs may be utilized through 2011. The Company has fully reserved these deferred tax assets and has provided no income tax benefit related thereto.

The components of net deferred tax assets (liabilities) are as follows (in thousands):

                                                       December 31,
                                                   --------------------
                                                     1997        1996
                                                   --------    --------
            Deferred tax asset-
                 NOL                               $ 17,130    $  5,040
                 Allowance for doubtful accounts        233         175
                 Start-up costs, capitalized for
                     income tax purposes, net            38         279
                 Other                                  131          88
            Deferred tax liabilities-
                  Depreciation                         (577)        (26)
                  Other                                (163)        (32)
                                                   --------    --------
            Net deferred tax assets                  16,792       5,524
            Tax asset reserve                       (16,792)     (5,524)
                                                   --------    --------
            Net deferred taxes                     $     --    $     --
                                                   ========    ========

The Company's utilization of its NOLs may be limited in the future due to its issuance of preferred stock and the IRS regulations pertaining to change in control.

11. COMMITMENTS AND CONTINGENCIES:

The Company has operating leases for office space and antenna sites for periods greater than one year. Minimum payments under such operating leases are as follows (in thousands):

                1998                   $ 4,343
                1999                     4,418
                2000                     3,606
                2001                     2,828
                Thereafter               3,072
                                       -------
                                       $18,267
                                       =======

The Company purchases all of its VLU's from a single foreign supplier, and has entered into a commitment with the supplier to purchase 200,000 units through November 2000 and has a provision to buy-out of the commitment at a nominal fee which was approximately $560,000 at December 31, 1997. As of December 31, 1997, the remaining purchase commitment is approximately $26,700,000, including $2,250,000 which has been prepaid by the Company. Related to this commitment, at December 31, 1997, the Company maintained a $1,750,000 irrevocable letter of credit with Toronto Dominion, a shareholder, to support the purchase of the VLU's, which is funded and is recorded as restricted cash in the accompanying balance sheet. Additionally, the Company has committed to acquire other equipment and fund certain research and development activities of approximately $853,250 and $723,000, respectively.

The Company is party to certain litigation and claims arising in the normal course of business. In the opinion of management, the amount of liability arising from these lawsuits would not be material to the financial position or results of operations of the Company.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors
of Teletrac, Inc:

We have audited the accompanying balance sheet of AirTouch Teletrac General Partnership as of December 28, 1995, and the related statements of operations and changes in partners' deficit and cash flows for the period from January 1, 1995, to December 28, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AirTouch Teletrac General Partnership as of December 28, 1995, and the results of its operations and its cash flows for the period from January 1, 1995, to December 28, 1995, in conformity with generally accepted accounting principles.

                                       ARTHUR ANDERSEN LLP

Kansas City, Missouri
May 1, 1996

                      AIRTOUCH TELETRAC GENERAL PARTNERSHIP
                                  BALANCE SHEET
                                DECEMBER 28, 1995

                                     ASSETS
CURRENT ASSETS:
   Cash .....................................................     $          --
   Accounts receivable, net of allowance for doubtful
     accounts of $290,094 ...................................         1,804,213
   Inventory ................................................           501,915
   Other current assets .....................................           394,916
                                                                  -------------

        Total current assets ................................         2,701,044
PROPERTY, PLANT AND EQUIPMENT, net ..........................         7,836,070
INTANGIBLE ASSETS, net ......................................           600,000
                                                                  -------------
        Total assets ........................................     $  11,137,114
                                                                  =============

                       LIABILITIES AND PARTNERS' DEFICIT
CURRENT LIABILITIES:
   Accounts payable-Trade ...................................     $     183,875
   Due to affiliates ........................................        15,995,945
   Accrued salaries and benefits ............................         2,910,760
   Other current liabilities ................................         1,203,747
                                                                  -------------

        Total current liabilities ...........................        20,294,327
REFREQUENCING LIABILITY .....................................         5,936,070
CONVERTIBLE DEBT ............................................       226,100,585
OTHER NON-CURRENT LIABILITIES ...............................           224,088
                                                                  -------------
        Total liabilities ...................................       252,555,070
COMMITMENTS AND CONTINGENCIES (Notes 1 and 5)
PARTNERS' DEFICIT ...........................................      (241,417,956)
                                                                  -------------
        Total liabilities and partners' deficit .............     $  11,137,114
                                                                  =============


   The accompanying notes are an integral part of these financial statements.

                      AIRTOUCH TELETRAC GENERAL PARTNERSHIP

            STATEMENT OF OPERATIONS AND CHANGES IN PARTNERS' DEFICIT

            FOR THE PERIOD FROM JANUARY 1, 1995 TO DECEMBER 28, 1995

REVENUES ................................................         $  13,244,367
OPERATING EXPENSES:
   Cost of products sold ................................             4,322,710
   Selling, general and administrative ..................            23,673,935
   Depreciation and amortization ........................             4,458,454
   Asset impairment .....................................            10,966,716
   Refrequencing costs ..................................             5,936,070
                                                                  -------------
        Loss from operations ............................           (36,113,518)
OTHER EXPENSES:
   Interest expense .....................................            21,239,650
   Other, net ...........................................                26,988
                                                                  -------------
        Net loss ........................................           (57,380,156)
PARTNERS' DEFICIT:
   Balance, December 31, 1994 ...........................          (184,037,800)
                                                                  -------------
   Balance, December 28, 1995 ...........................         $(241,417,956)
                                                                  =============

   The accompanying notes are an integral part of these financial statements.

                      AIRTOUCH TELETRAC GENERAL PARTNERSHIP

                             STATEMENT OF CASH FLOWS

            FOR THE PERIOD FROM JANUARY 1, 1995 TO DECEMBER 28, 1995

OPERATING ACTIVITIES:
   Net loss ...................................................    $(57,380,156)
   Adjustments to reconcile net loss to net cash used for
     operating activities-
     Depreciation and amortization ............................       4,458,454
     Asset impairment .........................................      10,966,716
     Refrequencing costs ......................................       5,936,070
     Changes in operating assets and liabilities-
       Accounts receivable, net ...............................         633,387
       Inventory ..............................................       1,046,485
       Other current assets ...................................         (45,916)
       Accounts payable-Trade .................................        (461,118)
       Due to affiliates ......................................      11,150,645
     Increase in other liabilities ............................         165,371
                                                                   ------------
          Net cash used for operating activities ..............     (23,530,062)
                                                                   ------------
INVESTING ACTIVITIES:
  Retirements of property, plant and equipment, net ...........         110,160
                                                                   ------------
          Net cash provided by investing activities ...........         110,160
                                                                   ------------
FINANCING ACTIVITIES:
  Proceeds from convertible debt ..............................      22,905,585
  Other .......................................................         (31,483)
                                                                   ------------
          Net cash provided by financing activities ...........      22,874,102
                                                                   ------------
NET DECREASE IN CASH ..........................................        (545,800)
CASH, December 31, 1994 .......................................         545,800
                                                                   ------------
CASH, December 28, 1995 .......................................    $
                                                                   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest to affiliate ........................    $  9,763,242
   Cash paid for income taxes .................................              --


   The accompanying notes are an integral part of these financial statements.

                      AIRTOUCH TELETRAC GENERAL PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 28, 1995

1. ORGANIZATION AND NATURE OF BUSINESS:

Nature of Operations

AirTouch Teletrac General Partnership (the Partnership) was formed on December 16, 1987, under the laws of the State of California. The Partnership has been licensed by the Federal Communications Commission (FCC) to construct and operate radio location networks. During 1995 the Partnership operated in six U.S. cities as follows: Chicago, Dallas, Detroit, Houston, Los Angeles and Miami.

The set up of the location network is capital intensive, and the Partnership has been dependent upon the financial support of its majority partner, Location Technologies Inc. (LTI), and its parent, AirTouch Communications.

The principal operation consists of tracking vehicles through signals sent by Vehicle Location Units (VLUs) placed in a vehicle and received by a base unit. The system processes the signals and provides the location and movement of a vehicle on an electronic map grid display.

Ownership

During 1995 certain of the partners, North American Teletrac and International Teletrac Services, sold all ownership interests in the Partnership to AirTouch Services (ATS) and LTI. LTI also transferred two percent of its ownership interest in the Partnership to ATS during 1995. Prior to the dissolution of the Partnership on December 28, 1995, the partners' ownership interests were as follows:

      Location Technologies, Inc. , a wholly owned
         subsidiary of AirTouch Services ...........................   73%
      AirTouch Services, a wholly owned subsidiary of
        AirTouch Communications ....................................   27%

On December 28, 1995, LTI merged with ATS, thereby dissolving the Partnership by operation of law. Accordingly, the accompanying financial statements are as of December 28, 1995, and for the period from January 1, 1995, to December 28, 1995. No material transactions or events of the business occurred between December 28, 1995, and December 31, 1995.

Subsequent Sale of Assets

On January 17, 1996, ATS sold substantially all of the assets previously owned by the Partnership to Teletrac, Inc., a Delaware corporation, for $2,500,000, the assumption of the refrequencing liability, and an adjustment for working capital, as defined. An amount of $1,500,000 was paid in cash at closing, with $1,000,000 due on the earlier of one year from the date of closing or the date on which the order issued by the FCC addressing emission mask standards for multilateration vehicle location systems shall have become final.

As a result of the subsequent sale, management determined that the net realizable value of the long-term assets (property, plant, equipment and intangible assets) was less than net book value. The impairment of property, plant and equipment, FCC licenses, and goodwill of $2,249,000, $2,610,000, and $6,108,000, respectively, was recorded in the 1995 statement of operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Partnership serviced the commercial market for use in fleet management and the consumer market for individual vehicle tracking. The commercial systems include VLUs, computer hardware, and vehicle tracking software. The sales of commercial systems are recognized upon shipment of the system, and the commercial service fee revenues are recognized monthly as the services are provided based on the number of VLUs in the fleet.

The VLUs for the consumer market were manufactured by third parties and were sold to consumers through unrelated retailers. The Company's service contracts to individual consumers were initiated by the retailers. Service revenues for the consumer market may be paid in advance and are recognized monthly as earned. Unearned service fees are recorded as deferred revenue and included in other current liabilities in the accompanying balance sheet.

Inventories

Inventories consist of VLUs, computer systems and related components. Inventory is stated at the lower of cost or market using the first-in, first-out method of valuation.

Property, Plant and Equipment

Property, plant and equipment were recorded at cost. Subsequent to 1995 substantially all of the Partnership's assets were sold (Note 1). As a result, property, plant and equipment were determined to be impaired and were recorded at their net realizable values as of December 28, 1995. Property, plant and equipment includes the following:

Equipment ..................................................       $ 22,896,113
Office furniture and equipment .............................          1,276,205
Vehicles ...................................................            349,296
Leasehold improvements .....................................            190,085
                                                                   ------------
                                                                     24,711,699
Less- Accumulated depreciation and amortization ............        (16,875,629)
                                                                   ------------
  Net property, plant and equipment ........................       $  7,836,070
                                                                   ============

Repairs, maintenance and renewal of minor items were charged to expense as incurred. Major renewals and improvements are capitalized and depreciated over their remaining useful lives. Depreciation is recorded using the straight-line method over the applicable estimated useful lives as follows:

Equipment .................................................            3-7 years
Office furniture and equipment ............................            5 years
Vehicles ..................................................            3 years

Leasehold improvements were amortized using the straight-line method over the lesser of the estimated useful life of the asset or the remaining terms of the underlying lease.

Intangible Assets

Intangible assets represent the cost of acquiring FCC licenses as well as goodwill resulting from an acquisition of a previous network partner. Both FCC licenses and goodwill were amortized using the straight-line method over 20 years. FCC license terms are for a five-year period with unlimited options to renew for subsequent five-year periods. As discussed above, subsequent to 1995 substantially all of the Partnership's assets were sold (Note 1). As a result, the intangible assets were determined to be impaired and were recorded at their net realizable values as of December 28, 1995. The goodwill previously recorded was fully impaired and the FCC licenses were written down to $600,000.

Partnership Income Allocation

Partnership profits and losses were allocated based on the partners' percentage ownership interest in the Partnership during the year.

Income Taxes

No provision has been made for federal or state income taxes since such taxes, if any, are the responsibility of the individual partners.

3. RELATED-PARTY TRANSACTIONS:

Convertible Debt

The Partnership had convertible debt payable to LTI. Interest on the debt was at prime plus 2 percent on the outstanding debt balance. Included in the due to affiliate balance at December 28, 1995, is interest payable of approximately $15,900,000.

The debt was collateralized by the equipment, inventory, accounts receivable, and all proceeds and products of the Partnership. The debt was not assumed by the new owners (Note 1).

The outstanding principal balance could have been converted into shares of AirTouch Teletrac stock if the Partnership would have elected to undertake an initial public offering. In conjunction with the merger of ATS and LTI, discussed in Note 1, the debt was eliminated.

Insurance

The Partnership was covered under an insurance policy held by an affiliate. Insurance expense passed through by this affiliate for the period from January 1, 1995, to December 28, 1995, was $244,000.

4. EMPLOYEE BENEFITS:

Employee Incentive Plans

The Partnership maintained a short-term incentive plan (STIP) for certain employees which was based on the achievement of certain performance measures and targets. Costs related to the STIP of approximately $673,000 have been recorded in the 1995 statement of operations.

The Partnership also maintained an Equity Incentive Plan (EI Plan) for certain key employees. Under the EI Plan the Partnership was authorized to grant stock appreciation rights

(SARs) to the key employees which are exercisable over a specified period of time based on the price of the AirTouch Communications stock. Cost of approximately $211,000 is included in the 1995 statement of operations.

Severance and Stay-On Program

As a result of a planned downsizing of the Partnership's operations and the subsequent sale of the assets, the Partnership severed its employment relationships with substantially all of its employees during 1995 and through early 1996. The severance program provided for severance payments to be made to employees in accordance with a formula that considers years of service and salary. Severance payments were made when the employment relationships were severed, which in certain instances occurred in 1996. All costs related to the severance program, which totaled approximately $2,400,000, have been recorded in the 1995 statement of operations.

In addition to the severance program, certain employees were provided an added incentive to continue working for the Partnership after the sale was announced to provide closure and transition of the Partnership's activities (Stay-On
Plan). Generally, those eligible employees were paid 25% of their monthly salary times the number of months worked subsequent to June 1, 1995, with partial months being credited as full months. Costs related to the Stay-On Plan which relate to services provided in 1995 were approximately $804,000.

5. COMMITMENTS AND CONTINGENCIES:

Significant Supplier Agreements

The Partnership entered into several purchase agreements with a foreign supplier, the Partnership's sole supplier of VLUs, whereby VLUs would be supplied at a set price, provided prepayments were made to finance the production of the units. At December 28, 1995, the total open commitments under these agreements were approximately $1,900,000.

The Partnership entered into an agreement with a software company to develop and update the mapping software utilized in all of the Partnership's operating locations to track vehicles. In 1995 the Partnership paid a fee of $325,000 for the service which expired in January 1996.

The Partnership also had various other purchase commitments outstanding at year-end of approximately $1,185,000.

Substantially all significant supplier agreements were assumed by or renegotiated by Teletrac, Inc.

Leases

The Partnership leased various facilities under noncancellable operating leases expiring through 2000. Most of the leases were either assumed by or subleased to Teletrac, Inc.

Total rental expense under all operating leases was $2,027,000 for the period from January 1, 1995, to December 28, 1995.

Other

The Partnership was party to a dispute regarding the registration of the trademark "Teletrac" by an unrelated party. No accrual has been made in the accompanying financial statements for this contingency since management is unable to establish the likelihood of loss, if any, which may be incurred.

The Partnership was a party to various other lawsuits arising in the ordinary course of business. In the opinion of management, based on a review of such litigation with legal counsel, any losses resulting from these actions are not expected to materially impact the financial position or results of operations of the Partnership.

6. REFREQUENCING COSTS:

In 1995 the FCC issued an order which required the Partnership to relocate its existing operating frequency from a portion of the 925 MHz band to a portion of the 927 MHz band. As a result, the Partnership has recorded a liability and a related expense for the cost of implementing the order in order to continue delivering the Partnership's contractual service obligation to its customers. The cost recorded of $5,936,070 represents the estimated cost to comply with this obligation to customers at December 28, 1995.

                                    PART III

                          [To be provided by amendment]

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a) (1) Financial Statements. See Index to Consolidated Financial Statements which appears on page 32 of this Annual Report.

      (2) Financial Statements Schedules.

          Schedule II -- Valuation and Qualifying Accounts

      (3) Exhibits:

Exhibit
Number      Description
------      -----------
 3.1        Certificate of Incorporation of Teletrac Holdings, Inc., dated July
            15, 1997 (incorporated by reference to Exhibit 3.1 to Teletrac
            Holdings, Inc.'s Registration Statement No. 333-35017).

 3.2 Certificate of Amendment of Certificate of Incorporation of Teletrac Holdings, Inc., dated July 30, 1997 (incorporated by reference to
            Exhibit 3.2 to Teletrac Holdings, Inc.'s Registration Statement No. 333-35017).

 3.3 Restated Certificate of Incorporation, dated September 18, 1995 of Teletrac, Inc. (incorporated by reference to Exhibit 3.1 to Teletrac, Inc's Registration Statement No. 333-35021).

 3.4 Certificate of Amendment to Restated Certificate of Incorporation, dated December 4, 1996 of Teletrac, Inc. (incorporated by reference to Exhibit 3.2 to Teletrac, Inc's Registration Statement No. 333-35021).

 3.5 By-laws of Teletrac Holdings, Inc., adopted as of July 30, 1997 (incorporated by reference to Exhibit 3.3 to Teletrac Holdings, Inc.'s Registration Statement No. 333-35017).

 3.6 By-laws of Teletrac, Inc., adopted as of November 14, 1995 (incorporated by reference to Exhibit 3.3 to Teletrac, Inc.'s Registration Statement No. 333-35021).

 4.1 Warrant Agreement, dated August 6, 1997, between Teletrac Holdings, Inc. and Norwest Bank Minnesota, National Association, as Warrant Agent (incorporated by reference to Exhibit 4.1 to Teletrac Holdings, Inc. Registration Statement No. 333-35017).

 4.2 Indenture between Teletrac, Inc. and Norwest Bank Minnesota, National Association, as Trustee, dated August 6, 1997 (incorporated by reference to Exhibit 4.2 to Teletrac, Inc.'s Registration Statement No. 333-35021).

 4.3 Registration Rights Agreement, dated August 6, 1997, among Teletrac, Inc., Teletrac Holdings, Inc., Donaldson, Lufkin & Jenrette Securities Corporation and TD Securities (USA) Inc. (incorporated by reference to Exhibit 4.2 to Teletrac, Inc.'s Registration Statement No. 333- 35021).

10.1 VLU Production Agreement, dated as of September 6, 1996, between Tadiran, Ltd. and Teletrac, Inc. (incorporated by reference to
            Exhibit 10.1 to Teletrac Holdings, Inc.'s Registration Statement No. 333-35017).

10.2 Amendment to VLU Production Agreement, dated as of May 28, 1997, between Tadiran, Ltd. and Teletrac, Inc. (incorporated by reference to Exhibit 10.2 to Teletrac Holdings, Inc.'s Registration Statement No. 333-35017).

10.3 Mobile Data Terminal Purchase Agreement, dated as of February 8, 1996, between Micronet, Inc. and Teletrac, Inc. (incorporated by reference to Exhibit 10.3 to Teletrac Holdings, Inc.'s Registration Statement No. 333-35017).

10.4 Amendment to Mobile Data Terminal Purchase Agreement, dated September 16, 1996, between Micronet, Inc. and Teletrac, Inc. (incorporated by reference to Exhibit 10.4 to Teletrac Holdings, Inc.'s Registration Statement No. 333-35017).

10.5 Value Added Reseller License Agreement, dated June 3, 1997, between Etak, Inc. and Teletrac, Inc. (incorporated by reference to Exhibit
            10.5 to Teletrac Holdings, Inc.'s Registration Statement No. 333-35017).

10.6 Pledge Agreement, dated August 6, 1997, between Teletrac, Inc. and Norwest Bank Minnesota, National Association, as Collateral Agent (incorporated by reference to Exhibit 10.6 to Teletrac Holdings, Inc.'s Registration Statement No. 333-35017).

21.1        Subsidiaries of Registrant (incorporated by reference to Exhibit
            21.1 to Teletrac Holdings, Inc.'s Registration Statement No. 333-35017).


            (b) Reports on Form 8-K filed during the last quarter of the fiscal year ended December 31, 1997:

            None.

                                   SIGNATURES


            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 1998                   TELETRAC HOLDINGS, INC.

                                       By /s/ James A. Queen
                                          --------------------------------------
                                          James A. Queen
                                          Chairman of the Board of Directors,
                                          Chief Executive Officer, and Director

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                             Title                           Date
---------                             -----                           ----

                              Chairman of the Board
                              of Directors, Chief
/s/ James A. Queen            Executive Officer, and
------------------------      Director                            March 31, 1998
James A. Queen

                              Vice President of
                              Finance and Corporate
/s/ Alan B. Howe              Development (Principal
------------------------      Financial Officer)                  March 31, 1998
Alan B. Howe


                              Controller (principal
/s/ Charles Scheiwe           accounting officer)                 March 31, 1998
------------------------
Charles Scheiwe



                              Director                            March 31, 1998
------------------------
Sanford Anstey


/s/ Robert Benbow
------------------------      Director                            March 31, 1998
Robert Benbow

/s/ David J. Berkman          Director                            March 31, 1998
------------------------
David J. Berkman



/s/ Michael A. Greeley        Director                            March 31, 1998
------------------------
Michael A. Greeley



                              Director                            March 31, 1998
------------------------
Michael Markbreiter



/s/ Marc H. Michel            Director                            March 31, 1998
------------------------
Marc H. Michel



/s/ Brian A. Rich             Director                            March 31, 1998
------------------------
Brian A. Rich

                                                                     SCHEDULE II


                    Teletrac Holdings, Inc. and Subsidiaries
                        Valuation and qualifying accounts
                   for the three years ended December 31, 1997


                                Reserve for doubtful accounts
-------------------------------------------------------------------------------------
                         Beginning                Charged to                  End of
                         of Period    Charged to     other      Deductions     period
                          Balance      expense      accounts       (1)        balance
--------------------------------------------------------------------------------------
December 31, 1997          460,001      468,749      200,000      516,111      612,639
December 31, 1996          290,094      549,354      167,141      546,588      460,001
December 31, 1995               (2)


(1)   Accounts written off during the year.
(2) Amounts represent reserves on the predecessor company AirTouch Teletrac General Partnership and 1995 information is not available.

                                  EXHIBIT INDEX

Exhibit
Number      Description
------      -----------
 3.1        Certificate of Incorporation of Teletrac Holdings, Inc., dated July
            15, 1997 (incorporated by reference to Exhibit 3.1 to Teletrac
            Holdings, Inc.'s Registration Statement No. 333-35017).

 3.2 Certificate of Amendment of Certificate of Incorporation of Teletrac Holdings, Inc., dated July 30, 1997 (incorporated by reference to
            Exhibit 3.2 to Teletrac Holdings, Inc.'s Registration Statement No. 333-35017).

 3.3 Restated Certificate of Incorporation, dated September 18, 1995 of Teletrac, Inc. (incorporated by reference to Exhibit 3.1 to Teletrac, Inc's Registration Statement No. 333-35021).

 3.4 Certificate of Amendment to Restated Certificate of Incorporation, dated December 4, 1996 of Teletrac, Inc. (incorporated by reference to Exhibit 3.2 to Teletrac, Inc's Registration Statement No. 333-35021).

 3.5 By-laws of Teletrac Holdings, Inc., adopted as of July 30, 1997 (incorporated by reference to Exhibit 3.3 to Teletrac Holdings, Inc.'s Registration Statement No. 333-35017).

 3.6 By-laws of Teletrac, Inc., adopted as of November 14, 1995 (incorporated by reference to Exhibit 3.3 to Teletrac, Inc.'s Registration Statement No. 333-35021).

 4.1 Warrant Agreement, dated August 6, 1997, between Teletrac Holdings, Inc. and Norwest Bank Minnesota, National Association, as Warrant Agent (incorporated by reference to Exhibit 4.1 to Teletrac Holdings, Inc. Registration Statement No. 333-35017).

 4.2 Indenture between Teletrac, Inc. and Norwest Bank Minnesota, National Association, as Trustee, dated August 6, 1997 (incorporated by reference to Exhibit 4.2 to Teletrac, Inc.'s Registration Statement No. 333-35021).

 4.3 Registration Rights Agreement, dated August 6, 1997, among Teletrac, Inc., Teletrac Holdings, Inc., Donaldson, Lufkin & Jenrette Securities Corporation and TD Securities (USA) Inc. (incorporated by reference to Exhibit 4.2 to Teletrac, Inc.'s Registration Statement No. 333-35021).

10.1 VLU Production Agreement, dated as of September 6, 1996, between Tadiran, Ltd. and Teletrac, Inc. (incorporated by reference to
            Exhibit 10.1 to Teletrac Holdings, Inc.'s Registration Statement No. 333-35017).

10.2 Amendment to VLU Production Agreement, dated as of May 28, 1997, between Tadiran, Ltd. and Teletrac, Inc. (incorporated by reference to Exhibit 10.2 to Teletrac Holdings, Inc.'s Registration Statement No. 333-35017).

10.3 Mobile Data Terminal Purchase Agreement, dated as of February 8, 1996, between Micronet, Inc. and Teletrac, Inc. (incorporated by reference to Exhibit 10.3 to Teletrac Holdings, Inc.'s Registration Statement No. 333-35017).

10.4 Amendment to Mobile Data Terminal Purchase Agreement, dated September 16, 1996, between Micronet, Inc. and Teletrac, Inc. (incorporated by reference to Exhibit 10.4 to Teletrac Holdings, Inc.'s Registration Statement No. 333-35017).

10.5 Value Added Reseller License Agreement, dated June 3, 1997, between Etak, Inc. and Teletrac, Inc. (incorporated by reference to Exhibit
            10.5 to Teletrac Holdings, Inc.'s Registration Statement No. 333-35017).

10.6 Pledge Agreement, dated August 6, 1997, between Teletrac, Inc. and Norwest Bank Minnesota, National Association, as Collateral Agent (incorporated by reference to Exhibit 10.6 to Teletrac Holdings, Inc.'s Registration Statement No. 333-35017).

21.1        Subsidiaries of Registrant (incorporated by reference to Exhibit
            21.1 to Teletrac Holdings, Inc.'s Registration Statement No. 333-35017).