Form 10-K/A
period 1997-12-31
TELETRAC INC /DE; TELETRAC HOLDINGS INC
filed 1998-04-30
CIK 1045419, 1045420

<PAGE 1>


                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                              _______________


                                FORM 10-K/A


     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 1997

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
          For transition period from ________ to ____________



333-35017
333-35021
                          Commission file number

TELETRAC HOLDINGS, INC.
                          TELETRAC, INC.
     (Exact Name of Registrants as Specified in Their Charter)

           Delaware                      43-1789886
           Delaware                      48-1172403
_______________________________      ______________________
(State or Other Jurisdiction of      (I.R.S. Employer
 Incorporation or Organization)       Identification No.)

   2323 Grand Street
      Suite 1100
 Kansas City, Missouri                      64108
_______________________________      ______________________
 (Address of Principal                    (Zip Code)
   Executive Offices)

Registrant's telephone number, including area code: 816-474-0055
                                                    ____________

Securities registered pursuant to Section 12(b) of the Act:

<PAGE 2>


                                    Name of Each Exchange
     Title of Each Class             On Which Registered
     ___________________           _______________________

            None                             None


Securities registered pursuant to Section 12(g) of the Act:

                                   None
                             ________________
                             (Title of Class)

          Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X   No
                                                   ___     ___

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          The aggregate market value of the voting and non-voting common equity of the Registrants held by non-affiliates; the Registrants have no publicly traded equity securities. As of December 31, 1997, each of Teletrac Holdings, Inc. and Teletrac, Inc. had outstanding 249,000 shares of Class A Common Stock and 190,476.19 shares of Series A Redeemable Convertible Participating Preferred Stock.

Documents Incorporated By Reference: None

<PAGE 3>

PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          __________________________________________________

          The following table sets forth certain information regarding the executive officers and directors of the Company.

[S]                           [C]                 [C]
NAME                          AGE                 POSITION
____                          ___                 ________

John F. Sarto, Jr.. . . . . . 49        Chairman of the Board, Chief
                                        Executive Officer and Director
Lawrence P. Jennings. . . . . 43        Vice President of Operations
Alan B. Howe. . . . . . . . . 36        Vice President of Finance and
                                        Corporate Development
Steven D. Scheiwe . . . . . . 37        General Counsel and Secretary
James E. Seng . . . . . . . . 53        Vice President of Engineering
Sanford Anstey. . . . . . . . 51        Director
Robert F. Benbow. . . . . . . 62        Director
David J. Berkman. . . . . . . 36        Director
Michael A. Greeley. . . . . . 35        Director
Michael Markbreiter . . . . . 36        Director
Marc H. Michel. . . . . . . . 37        Director
Brian A. Rich . . . . . . . . 37        Director
James A. Queen. . . . . . . . 47        Director

          Each Director of the Company has been elected pursuant to the terms of the Stockholders' Agreement (defined below).

          Each Director of the Company is also a Director of Teletrac Holdings, Inc., a Delaware corporation "Holdings" and the sole stockholder of the Company. Mr. Sarto is also Chairman of the Board and Chief Executive Officer of Holdings. Mr. Howe and Mr. Scheiwe are also Vice Presidents of Holdings and Mr. Scheiwe is the Secretary of Holdings.

          JOHN F. SARTO, JR. has been Chairman and Chief Executive Officer of the Company since April 13, 1998. From January 1995 to March 1998, Mr. Sarto served in a variety of senior positions with the OmniTRACS division of Qualcomm, Inc., including as President from March 1997 until he joined the Company. From 1988 through December 1994, Mr. Sarto was Senior Vice President, Customer Services and Marketing for Overnite Transportation Company, a trucking company.

<PAGE 4>

          LAWRENCE P. JENNINGS has been Vice President of Operations of the Company since November 1995. From February through November 1995, Mr. Jennings was a Vice President of Pentapage Inc. "Pentapage", a company formed by Messrs. Jennings and Scheiwe and James A. Queen to pursue business opportunities in the communications industry. Pentapage was dissolved in connection with the initial capitalization of the Company. From July 1992 through December 1994, Mr. Jennings served as Vice President of Operations of Premiere Page, Inc. ("Premiere Page"), a regional paging company that was established in 1988, completed its initial public offering of common stock in 1993 and was merged into another paging company in December 1994. Prior to joining Premiere Page, Mr. Jennings was General Manager for Centel Cellular/United Telespectrum, Inc. in Charleston, South Carolina.

          ALAN B. HOWE has been Vice President of Finance and Corporate Development of the Company since November 1995. From April through November 1995, Mr. Howe was Chief Financial Officer of Pentapage. Mr. Howe served as a Director of Corporate Development for Sprint Corp. as well as in various finance positions within Sprint Corp.'s Wireless Task Force and Corporate Treasury Group. Mr. Howe's last position at Sprint Corp. was with WirelessCo, L.P., the PCS joint venture among Sprint Corp., Tele-Communications, Inc., Comcast Corporation and Cox Communications, Inc.


          STEVEN D. SCHEIWE has been General Counsel and Secretary of the Company since November 1995. From February through November 1995, Mr. Scheiwe was a Vice President of Pentapage. Mr. Scheiwe had served as General Counsel and Secretary to Premiere Page and its predecessor companies from their inception in 1988.

          JAMES E. SENG has been Vice President of Engineering of the Company since February 1996. Prior to joining the Company, Mr. Seng was President of Project Group 2000, an engineering consulting firm. From 1990 to 1994, Mr. Seng was Vice President of Engineering at Premiere Page.

          SANFORD ANSTEY has been a Director of the Company since
December 6, 1996. Mr. Anstey is Managing Director of BancBoston Capital Inc., BancBoston's private equity investing subsidiary, and is head of the firm's media and communications investments team. Mr. Anstey has been employed by BancBoston Capital since 1988 and is currently a member of the Advisory Board of Baring Communications Equity, the Board of Directors of Six Flags Entertainment and the Board of Advisors of Prime Enterprises.

          ROBERT F. BENBOW has been a Director of the Company since November 1995. Mr. Benbow has been a Vice President of Burr, Egan, Deleage & Co. and a General Partner of certain funds affiliated with Burr, Egan, Deleage & Co. since 1990. He is also a General Partner of Alta Communications VI, L.P. Mr. Benbow serves as a director of Golden Sky Systems, Inc. Mr. Benbow also served as a director of U.S. One
<PAGE 5>

Communications Corp., which filed for bankruptcy in 1997, after Mr. Benbow had resigned from the Board of Directors thereof.

          DAVID J. BERKMAN has been a Director of the Company since November 1995. Since 1994, Mr. Berkman has served as Executive Vice President and a member of the Board of Directors of The Associated Group, Inc. Mr. Berkman is currently Vice Chairman of the Board of Portatel del Sureste and a director of Teligent, Inc. Mr. Berkman is a former member of the Board of Directors, and a former member of the Executive Committee, of the Cellular Telephone Industry Association.

          MICHAEL A. GREELEY has been a Director of the Company since December 6, 1996. Mr. Greeley is the Senior Vice President of GCC Investments, the investment arm of GC Companies, which operates General Cinema Theatres. Additionally, Mr. Greeley serves as the Senior Investment Officer of GC Companies, Inc. From June 1989 to June 1994, Mr. Greeley was a Vice President of Wasserstein Perella & Co., Inc. Mr. Greeley is currently a director of Global TeleSystems Group, Inc., Crescent Communication, American Capital Access Holdings, LLC, and Fuelman, Inc.

          MICHAEL MARKBREITER has been a Director of the Company since January 1996. Mr. Markbreiter has been a portfolio manager at Kingdon Capital Management Corp. for private equity investments since August 1995. Mr. Markbreiter co-founded Ram Investment Corp., a venture capital company, from March 1994 through March 1995, and had previously been a portfolio manager for Asia at Kingdon Capital Management Corp. from February 1993 through January 1994. Mr. Markbreiter is a director of Alyn Corp. And Global Pharmaceuticals Corp.

          MARC H. MICHEL has been a Director of the Company since its formation in November 1995. Since January 1998, Mr. Michel has been a Managing Director of Toronto Dominion Capital (USA) Inc. and TD Securities
(USA) Inc. Prior to that, Mr. Michel had been employed by Eos Partners in various positions since 1994, most recently as a General Partner of Eos Partners SBIC, L.P. and a Managing Director of Eos Partners, L.P. Prior to joining Eos Mr. Michel was a Vice President of Merrill Lynch Interfunding Inc., a subsidiary of Merrill Lynch & Co.

          BRIAN A. RICH has been a Director of the Company since its formation in November 1995. Mr. Rich is Managing Director of Toronto Dominion Capital (U.S.A.), Inc., Toronto Dominion Bank's U.S. merchant bank. Prior to this position, Mr. Rich had been an investment banker in Toronto Dominion's Communications Finance Group since 1991.

          JAMES A. QUEEN has been a Director of the Company since November 1995. From November 1955 to April 1998, Mr. Queen served as Chairman of the Board and Chief Executive Officer of the Company. From February through November 1995, Mr. Queen was Chief Executive Officer of Pentapage Inc. ("Pentapage"), a company formed by Messrs. Queen, Jennings
<PAGE 6>

and Scheiwe to pursue business opportunities in the communications industry. Pentapage was dissolved in connection with the initial capitalization of the Company. Mr. Queen served as Chairman of the Board and Chief Executive Officer of Premiere Page from its inception in 1988 through December 1994.

          Effective April 13, 1998, John F. Sarto became the Company's Chairman and Chief Executive Officer, replacing James A. Queen who had resigned from those positions on the same date.

          The Company's former Chief Financial Officer resigned in
June 1997. During the search for a replacement, Alan B. Howe, the Company's Vice President of Finance and Corporate Development, is acting as Chief Financial Officer of the Company.

          Bruce F. Lemay served as Vice President of the Consumer Division of the Company from February 1997 through March 1998.

          The executive officers of the Company are elected by the Board of Directors and serve at its discretion.

          All directors are elected annually and hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified. Directors do not receive an annual retainer or meeting attendance fees. However, the Company reimburses non-management directors for expenses incurred in attending meetings of the Board of Directors.

          During 1997, the Board of Directors of the Company held eleven meetings. The only standing committees of the Board of Directors are the Audit Committee and the Compensation Committee. The current members of the Audit Committee are Messrs. Benbow, Greeley and Michel. The Audit Committee periodically consults with the Company's management and independent public accountants on financial matters, including the Company's internal financial controls and procedures. The Audit Committee held four meetings in 1997. The current members of the Compensation Committee are Messrs. Anstey, Berkman and Rich. The Compensation Committee approves compensation arrangements for the Company's executive officers and administers the Company's stock option plans. The Compensation Committee held four meetings in 1997.

Item 11.  EXECUTIVE COMPENSATION
          ______________________

          The following table sets forth certain compensation information as to the Chief Executive Officer and the four other highest paid executive officers of the Company for the fiscal year ended December 31, 1997:
<PAGE 7>

                     ANNUAL COMPENSATION                 [C]
                     ___________________                 LONG-TERM
                                                         COMPENSATION
                                                         AWARDS
                                               ______     [C]
[S]                  [C]    [C]       [C]      [C]       SECURI-   ALL
NAME AND             YEAR   SALARY    BONUS    OTHER     TIES      OTHER
PRINCIPAL                   ($)       ($)      ANNUAL    UNDER-    COMPEN-
POSITION                                       COMPEN-   LYING     SATION
                                               SATION    OPTIONS   (1) ($)
                                                         (#)
__________           ____   _______   _____    _______   _______   _______

James A. Queen. . . .1996   201,000   38,000         -     24,671(2) 1,000
Chairman of
  the Board
Chief Executive
  Officer. .. . . . .1997   220,000   53,175         -     -0-       1,000

Bruce E. Lemay. . . .1996     NA        NA           -     NA        NA
Vice President
  of Consumer
  Division. . . . . .1997   157,850   29,570               -0-       1,000

Lawrence P. Jennings.1996   158,000   29,000         -     3,876     1,000
Vice President of
  Operations. . . . .1997   169,130   29,652               -0-       1,000
Alan B. Howe. . . . .1996   106,000   19,000         -     1,699     1,000
Vice President of
  Finance and
  Corporate
  Development . . . .1997   114,128   28,450               -0-       1,000

Steven D. Scheiwe . .1996   117,000   21,000         -     4,442     1,000
General Counsel and
  Secretary . . . . .1997   125,130   30,467               -0-       1,000

__________
(1) Amounts shown for each officer consist of amounts accrued by the Company for contribution to the Company's 401(k) Savings Plan that are allocable to such officer.

(2) In connection with the amendment of Mr. Queen's employment agreement in 1997, certain options were canceled. See "Employment Agreements" below.


EMPLOYMENT AGREEMENTS

          On March 18, 1998, the Company entered into an employment agreement with Mr. Sarto providing for a two-year term of employment at a salary of $325,000 per annum, with a bonus of $100,000 for the first year of the term and a bonus opportunity of up to $100,000 in the second year. Effective April 13, Mr. Sarto was granted (i) options to purchase an aggregate 22,828 shares of the Holdings' Class A Common Stock at a weighted average exercise price of $275 per share under the Company's existing stock option plans and (ii) additional options to purchase 10,553 shares of Class A Common Stock at an exercise price of $220 per share. Mr. Sarto is also be eligible to receive deferred compensation in the amount of $464,332 per annum for a five-year period, which will be payable only when and as he is eligible to exercise such additional options and actually has exercised them.

<PAGE 8>

     In January 1996, the Company and Mr. Jennings entered into an agreement pursuant to which Mr. Jennings agreed to serve as the Vice President of Operations of the Company through December 31, 1998. Under the agreement, Mr. Jennings was paid compensation of $154,000 per year (plus the cost of health insurance) and is eligible to receive a bonus of up to 20% of his base salary at the discretion of the Board of Directors. In addition, in 1996 Mr. Jennings was granted options to purchase 3,876 shares of Common Stock at prices ranging from $100 to $150 per share. One-third of the options granted vest on each of the following three one-year anniversaries of the date of grant. The agreement also includes a confidentiality provision and a non-compete provision. The agreement was amended in December 1997 to increase Mr. Jennings' annual salary to $169,128 and to provide that in the event Mr. Jennings is still employed by the Company on December 31, 1999, he will be entitled to receive a bonus in respect of 1999 equal to 100% of his salary for 1999.

     In December 1997, the Company and Mr. Howe entered into an agreement pursuant to which Mr. Howe agreed to serve as the Vice President of Finance and Corporate Development of the Company through December 31, 1998. Under the agreement, Mr. Howe is paid compensation of $114,128 per year (plus the cost of health insurance) and is eligible to receive a bonus of up to 20% of his base salary at the discretion of the Board of Directors. In addition, in the event Mr. Howe is still employed by the Company on December 31, 1999, he will be entitled to receive a bonus in respect of 1999 equal to 100% of his salary for 1999. In 1996 Mr. Howe was granted options to purchase 1,699 shares of Common Stock at prices ranging from $100 to $150 per share. One-third of the options granted vest on each of the following three one-year anniversaries of the date of grant. The agreement also includes a confidentiality provision and a non-compete provision.

     In January 1996, the Company and Mr. Scheiwe entered into an agreement pursuant to which Mr. Scheiwe agreed to serve as the General Counsel and Secretary of the Company through December 31, 1998. Under the agreement, Mr. Scheiwe is paid compensation of $114,200 per year (plus the cost of health insurance) and is eligible to receive a bonus of up to 20% of his base salary at the discretion of the Board of Directors. In addition, in 1996 Mr. Scheiwe was granted options to purchase 4,442 shares of Class A Common Stock at prices ranging from $100 to $150 per share. One-third of the options granted vest on each of the following three one-year anniversaries of the date of grant. The agreement also includes a
confidentiality provision and a non-compete provision.   The agreement was
amended in December 1997 to increase Mr. Scheiwe's annual salary to $125,128 and to provide that in the event Mr. Scheiwe is still employed by the Company on December 31, 1999, he will be entitled to receive a bonus in respect of 1999 equal to 100% of his salary for 1999.
<PAGE 9>

     In November 1995, the Company and Mr. Queen, the former Chairman and Chief Executive Officer of the Company, entered into an agreement pursuant to which Mr. Queen had agreed to serve as the Chief Executive Officer of the Company through December 31, 1998. Under the agreement, Mr. Queen was paid compensation of $200,000 per year (plus the cost of health insurance) and was eligible to receive a bonus of up to 25% of his base salary at the discretion of the Board of Directors. In addition, in 1996 Mr. Queen was granted options to purchase 24,671 shares of Class A Common Stock at prices ranging from $100 to $150 per share. One-third of the options granted vest on each of the following three one-year anniversaries of the date of grant. The agreement also included a confidentiality provision and a non-compete provision.

     In November 1997, the Company and Mr. Queen amended the employment agreement. This amendment, among other things, (i) extended the term of employment through December 31 1999, (ii) reflected the increase in Mr. Queen's annual salary to $220,000 effected in 1997, (iii) set a maximum annual bonus of $65,000 and (iv) redefined Mr. Queen's duties to include serving in the capacity reasonably designated by the Board of Directors in the event Mr. Queen relinquishes his position as Chairman and Chief Executive Officer of the Company. Effective April 13, 1998, Mr. Queen relinquished that position at the Company, and has continued in the employ of the Company since that date, although he no longer serves as an executive officer. The amendment to Mr. Queen's employment agreement also revised the termination provisions such that in the event of termination of his employment under certain circumstances Mr. Queen will be entitled to receive the salary he would otherwise be entitled to had he not been terminated prior to December 31, 1999. The amendment also provided for the cancellation of options to purchase an aggregate 13,247 shares, the extension of the vesting period of his remaining options and the extension of the exercise period of vested options to up to one year following termination of employment.

401(K) PLAN

     The Company maintains a 401(k) Savings Plan for its full-time employees which permits employee contributions up to 15% of annual compensation to the plan on a pre-tax basis. In addition, the Company may make a matching contribution of up to 50% of each participating employee's annual compensation, not to exceed $1,000, before taxes. The Company may also make additional discretionary contributions to the Plan in any plan year up to the annual 401(k) plan contribution limits as defined in the Internal Revenue Code of 1986, as amended. The Plan is administered by the Compensation Committee.

     For the plan year ended December 31, 1997, the Company has accrued an aggregate of approximately $91,000 for matching contributions to the Plan in 1997, of which $1000 was accrued on behalf of each of Messrs. Queen, Jennings, Howe and Scheiwe, and all of which has been contributed.
<PAGE 10>

Item 12.  Security Ownership of Certain
          Beneficial Owners and Management
          ________________________________

          Holdings owns all the issued and outstanding capital stock of the Company. The following table sets forth the information regarding the beneficial ownership of the Holdings Class A Common Stock, par value $.01 per share (the "Holdings Common Stock"), and Series A Redeemable Convertible Participating Preferred Stock, as of April 22, 1998 by
(i) certain stockholders or groups of related stockholders who, individually or as a group, are the beneficial owners of 5% or more of any class of Holdings Common Stock, (ii) the Chief Executive Officer of Holdings, the four other most highly compensated executive officers of Holdings and the directors of Holdings and (iii) the executive officers and directors of Holdings as a group.

                                       SHARES BENEFICIALLY OWNED
                                       _________________________
                                 CLASS A COMMON STOCK(1)   PREFERRED STOCK
                                 _______________________   _______________
[S]                              [C]        [C]        [C]        [C]
NAME(2)                          NUMBER OF  PERCENT    NUMBER OF  PERCENT
______                           SHARES     OF CLASS   SHARES     OF CLASS

PRINCIPAL STOCKHOLDERS:

Burr, Egan, Deleage  Funds(3) . .73,088.02   28.0%     23,088.02   12.2%
  c/o Burr, Egan Deleage & Co.
  One Post Office Square
  Boston, MA 02109

Alta Communications
  Funds(4). . . . . . . . . . . .23,088.01    8.5      23,088.01   12.1
  c/o Alta Communications, Inc.
  One Embarcadero Center,
  Suite 4050
  San Francisco, CA 94111

Kingdon Associates, L.P . . . . .13,398.99    5.3       5,898.99    3.1
Kingdon Partners, L.P.. . . . . .13,435.06    5.4         935.06      *
M. Kingdon Offshore NV. . . . . .52,025.97   19.2      22,025.97   11.6
  52 West 57th Street
  New York, NY 10019

Toronto Dominion Capital
  (U.S.A.), Inc.. . . . . . . . .55,772.01   21.9       5,772.01    3.0
  31 West 52nd Street
  20th Floor
  New York, NY 10019

TruePosition, Inc.. . . . . . . .55,772.01   21.9       5,772.01    3.0
  3 Bala Plaza East
  Suite 502
  Bala Cynwyd, PA 19004

Eos Partners SBIC, L.P. . . . . .34,772.01   13.6       5,772.01    3.0
  320 Park Avenue
  22nd Floor
  New York, NY 10022

<PAGE 11>

BancBoston Ventures Inc.. . . . .34,632.03   12.2      34,632.03   18.2
  100 Federal Street
  Boston, MA 02110

Chestnut Hill Wireless, Inc.. . .40,404.04   14.0      40,404.04   21.2
1300 Boylston Street
Chestnut Hill, MA 02167

EXECUTIVE OFFICERS AND DIRECTORS:
John F. Sarto, Jr.(5) . . . . . .10,553.00    2.3      0             0
Steven D. Scheiwe(5). . . . . . . 4,371.25      *      0             0
Lawrence P. Jennings(5) . . . . . 3,459.87      *      0             0
James E. Seng(5). . . . . . . . .   580.28      *      0             0
Alan B. Howe(5) . . . . . . . . .   566.34      *      0             0
Sanford Anstey(6) . . . . . . . .34,632.03   13.9      34,632.03   18.2
Robert F. Benbow(7) . . . . . . .-              -      -             -
David J. Berkman(8) . . . . . . .55,772.01   22.4       5,772.01    3.0
Michael A. Greeley(9) . . . . . .40,404.04   16.2      40,404.04   21.2
Michael Markbreiter(10) . . . . .78,860.02   31.7      28,860.02   15.2
Marc H. Michel(11). . . . . . . .55,772.01   22.4       5,772.01    3.0
Brian A. Rich(11) . . . . . . . .55,772.01   22.4       5,772.01    3.0
James A. Queen (5). . . . . . . .19,723.00    4.4      0             0
All executive officers
 and directors as a group
 (13 persons)(12) . . . . . . .323,394.12 76.2        167,388.15   63.6

___________
*    Less than 1%.

(1)  Includes all shares issuable upon conversion of the Holdings Preferred
     Stock.
(2) Except as otherwise noted below, the persons named in the table have sole voting power and investment power with respect to all shares set forth in the table. The shares listed include shares of Holdings Common Stock that may be acquired upon exercise of presently exercisable options, or options that will become exercisable within 60 days from the date hereof.
(3) Includes (i) 18,525, shares of Holdings Common Stock and 8,554.11 shares of Holdings Preferred Stock owned by Alta Subordinated Debt Partners III, L.P., (ii) 31,145 shares of Holdings Common Stock and 14,381.53 shares of Holdings Preferred Stock owned by Alta V Limited Partnership and (iii) 330 shares of Holdings Common Stock and 152.38 shares of Holdings Preferred Stock owned by Customs House Partners. Alta Subordinated Debt Partners III, L.P., Alta V Limited Partnership and Customs House Partners are part of an affiliated group of investment funds referred to, collectively, as the Burr, Egan, Deleage Funds. The general partner of Alta Subordinated Debt Partners III, L.P. is Alta Subordinated Debt Management III, L.P. The general partner of Alta V Limited Partnership is Alta V Management Partners, L.P. Each of Alta Subordinated Debt Management III, L.P. and Alta V Management Partners, L.P. exercises sole voting and investment power with respect to all of the shares held of record by the investment fund for which it serves as general partner. Burr, Egan, Deleage
     & Co., directly or indirectly, provides investment advisory services to each of the investment funds comprising the Burr, Egan, Deleage Funds. Certain of the principals of Burr, Egan, Deleage & Co. are partners in Alta Subordinated Debt Management III, L.P. and Alta V Management Partners, L.P. and, as such, may be deemed to have or share voting or investment power with respect to the shares held by the investment fund for which such entity serves as general partner. The principals of Burr, Egan, Deleage & Co. disclaim beneficial ownership of all of such shares except to the extent of their proportionate pecuniary interests therein. Certain principals of Burr, Egan, Deleage & Co. are general partners of Customs House Partners and may be deemed to share voting and investment power with respect to the shares held of record by Customs House Partners. Such principals of Burr, Egan, Deleage & Co. disclaim beneficial ownership of all of such shares except to the extent of their proportionate pecuniary interests therein. In addition, certain principals of Burr, Egan, Deleage & Co. are affiliated with Alta Communications, Inc.
<PAGE 12>

(4) Includes (i) 22,574.16 shares of Holdings Preferred Stock owned by Alta Communications VI, L.P. and (ii) 513.85 shares of Holdings Preferred Stock owned by Alta Comm S by S, L.L.C. Alta
     Communications VI, L.P. and Alta Comm S by S are part of an affiliated group of investment funds referred to, collectively, as the Alta Communications Funds. The general partner of Alta Communications VI, L.P. is Alta Communications VI Management Partners, L.P. Alta Communications VI Management Partners, L.P., exercises sole voting and investment power with respect to all of the shares held of record by Alta Communications VI, L.P. Alta Communications, Inc. provides investment advisory services to each of the funds comprising the Alta Communications Funds. Certain of the principals of Alta Communications, Inc. are partners of Alta Communications VI Management Partners, L.P. and as such may be deemed to have or share voting or investment power with respect to the shares held by Alta Communications VI, L.P. The principals of Alta Communications, Inc. disclaim beneficial ownership of all of such shares except to the extent of their proportionate pecuniary interests therein. Certain principals of Alta Communications, Inc. are members of Alta Comm Side by Side and may be deemed to share voting and investment power with respect to the shares held of record by Alta Comm S by S. Such principals of Alta Communications, Inc. disclaim beneficial ownership of such shares except to the extent of their proportionate pecuniary interests therein. In addition, certain principals of Alta Communications, Inc. are affiliated with Burr, Egan, Deleage & Co.
(5) Includes options to purchase shares of Holdings Common Stock that are presently exercisable, or that will become exercisable within 60 days from the date hereof.
(6) Mr. Anstey may be deemed to beneficially own the shares of capital stock owned by BancBoston Ventures. Mr. Anstey disclaims beneficial ownership of such shares.
(7) Mr. Benbow is a general partner of Alta Subordinated Debt Management III, L.P., Alta V Management Partners, L.P. and Alta Communications VI Management Partners, L.P. As a general partner of these funds, he may be deemed to share voting and investment power with respect to the shares of Holdings Common Stock and Holdings Preferred Stock owned by the investment funds for which these funds serve as general partner. Mr. Benbow disclaims beneficial ownership to such shares except to the extent of his proportionate pecuniary interests therein. In addition, Mr. Benbow disclaims all beneficial ownership to all the shares held by Customs House Partners and Alta Comm Side by Side, L.L.C.
(8) Mr. Berkman may be deemed to beneficially own the shares of capital stock owned by TruePosition, Inc. Mr. Berkman disclaims beneficial ownership of such shares.
(9) Mr. Greeley may be deemed to beneficially own the shares of capital stock owned by Chestnut Hill Wireless. Mr. Greeley disclaims beneficial ownership of such shares.
(10) Mr. Markbreiter may be deemed to beneficially own the shares of capital stock owned by Kingdon Associates, L.P., Kingdon Partners, L.P. and M. Kingdon Offshore NV. Mr. Markbreiter disclaims beneficial ownership of such shares.
(11) Messrs. Michel and Rich may be deemed to beneficially own the shares of capital stock owned by Toronto Dominion Capital (U.S.A.), Inc. Messrs. Michel and Rich disclaim beneficial ownership of such shares. Mr. Michel was employed by Eos Partners until January 1998.
(13) Includes shares held by (i) BancBoston Ventures Inc. that may be deemed to be beneficially owned by Mr. Anstey, (ii) TruePosition, Inc. that may be deemed to be beneficially owned by Mr. Berkman,
     (iii) Chestnut Hill Wireless, Inc. that may be deemed to be beneficially owned by Mr. Greeley, (iv) Kingdon Associates, L.P., Kingdon Partners, L.P. and M. Kingdon Offshore NV that may be deemed to be beneficially owned by Mr. Markbreiter and (v) Toronto Dominion Capital (U.S.A.), Inc. that may be deemed to be beneficially owned by Messrs. Michel and Rich. Does not include shares held by Alta Subordinated Debt Partners III, L.P., Alta V Limited Partnership, Customs House Partners, Alta Communications VI, L.P. and Alta Comm S by S that may be deemed to be beneficially owned by Mr. Benbow.


Item 13.  Certain Relationships and Related Transactions
          ______________________________________________

EXCHANGE AGREEMENT

          The Company, Holdings and the Holdings stockholders that were a party thereto (the "Stockholders") have entered into an Exchange Agreement dated July 31, 1997 filed on Registration Statement on Forms S-4 of the Act as filed with the Securities and Exchange Commission on September 5, 1997 (the "Exchange Agreement") establishing the holding company structure.

<PAGE 13>

          Under the terms of the Exchange Agreement, each of the Stockholders exchanged their shares of Company Common Stock and Preferred Stock for substantially similar shares of Holdings Common Stock ("Holdings Common Stock") and Preferred Stock ("Holdings Preferred Stock"). The Exchange Agreement also assigned the Stock Purchase Agreement, dated as of December 6, 1996, among the Company and certain of the Stockholders (the "Preferred Stock Purchase Agreement"), the Stockholders' Agreement, dated as of December 6, 1996, among the Company and the Stockholders (the "Stockholders Agreement") and the Amended and Restated Registration Agreement, dated as of December 6, 1996, among the Company and the Stockholders (the "Registration Rights Agreement") from the Company to Holdings and released the Company from any liabilities thereunder arising after the date of assignment. Certain provisions of the Stockholders' Agreement, the Registration Agreement and the Preferred Stock Purchase Agreement were also amended to facilitate the Units Offering, as described in the Exchange Agreement. Under the Exchange Agreement, each Stockholder has also subordinated the payment of any amount due to such Stockholder, and all other rights and claims of such Stockholder, arising under the Exchange Agreement, the Preferred Stock Purchase Agreement, the Stockholders' Agreement or the Registration Agreement to the indebtedness of the Company under or relating to the Company's 14% Exchange Notes issued pursuant to the Indenture (as hereinafter defined) in the Exchange (the "Notes") or otherwise arising under the Indenture, dated as of August 6, 1997, between the Company and Norwest Bank Minnesota, National Association, as trustee and Collateral Agent (the "Indenture") or the Credit Agreement, dated as of September 17, 1997 (the "Credit Facility"), by and among the Company, the Lenders named therein, Banque Paribas, as Administrative Agent for such Lenders and Fleet National Bank, as Document Agent for such Lenders.

          Under the terms of the Exchange Agreement, Holdings has filed an amendment to its Certificate of Incorporation. Such amendment extends to February 1, 2008 the date on which the holders of a majority in interest of Holdings Preferred Stock may require Holdings to redeem all of the outstanding shares of Holdings Preferred Stock. In addition, such amendment includes certain provisions requiring the affirmative vote of the holders of a majority of the shares of Holdings Preferred Stock, voting as a single class on an as-converted basis, for Holdings to: (i) authorize or issue, or obligate itself to issue, any equity security senior to or on parity with Holdings Preferred Stock, (ii) incur, create, assume, become or be liable in any manner with respect to any new or additional indebtedness or liability, except under the Indenture or the Credit Facility, or as permitted by the Indenture or the Credit Facility and delivery of a definitive agreement with respect thereto and Refinancing Indebtedness,
(iii) redeem, purchase or otherwise acquire for value any shares of Holdings Common Stock or of any class of capital stock
<PAGE 14>

of Holdings, or any of its outstanding options, warrants or convertible or exchangeable securities, except for repurchases of shares of Common Stock at cost by Holdings under employee stock plans and programs, (iv) enter into any transaction or agreement with any officer, director or stockholder of Holdings, or any wholly or partially owned subsidiary of Holdings, or any other affiliate of Holdings, except in an arms-length transaction approved by the Audit Committee, (v) authorize any merger or consolidation of Holdings with or into any other corporation, partnership or entity (with the result that less than a majority of the outstanding voting power of the surviving corporation is held by persons who were stockholders of Holdings immediately prior to such event) or permit the sale of all or any material portion of the capital stock or assets of Holdings (other than sales in the ordinary course of business and consistent with past practices), or
(vi) increase or decrease the total number of authorized shares of Holdings Preferred Stock. In addition, the consent of the holders of 66 2.3% of the issued and outstanding shares of Holdings Preferred Stock is required for Holdings to permit or authorize the voluntary reorganization, liquidation, dissolution or winding up of Holdings. Furthermore, Holdings is not permitted to amend its Certificate of Incorporation or By-laws (a) so as to adversely affect the rights of the holders of Holdings Preferred Stock with respect to dividends, liquidation preferences or redemption without the consent of 80% of the outstanding shares of Holdings Preferred Stock, or
(b) so as to adversely affect any other preference, powers, rights or privileges of holders of Holdings Preferred Stock without the consent of holders of at least 66 2.3% of the outstanding shares of Holdings Preferred Stock.

     TD Securities acted as co-manager with Donaldson, Lufkin & Jenrette Securities Corporation with respect to the issuance of the Units and in connection therewith received compensation of approximately $1.1 million. Messrs. Michel and Rich are each Managing Directors of TD Capital (USA), Inc., an affiliate of TD Securities.



                                  PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENTS
          AND REPORTS ON FORM 8-K
          ______________________________

          (a)(1 and 2)  Financial Statements.

          None

     (3)  Exhibits:
          ________
<PAGE 15>

Exhibit
Number    Description
______    ___________
 3.1 Certificate of Incorporation of Teletrac Holdings, Inc., dated July 15, 1997 (incorporated by reference to Exhibit 3.1 to Teletrac Holdings, Inc.'s Registration Statement No. 333-35017).

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

 4.3 Registration Rights Agreement, dated August 6, 1997, among Teletrac, Inc., Teletrac Holdings, Inc., Donaldson, Lufkin & Jenrette Securities Corporation and TD Securities (USA) Inc. (incorporated by reference to Exhibit 4.2 to Teletrac, Inc.'s Registration Statement No. 333-35021).
<PAGE 16>

10.1 VLU Production Agreement, dated as of September 6, 1996, between Tadiran, Ltd. and Teletrac, Inc. (incorporated by reference to
          Exhibit 10.1 to Teletrac Holdings, Inc.'s Registration Statement No. 333-35017).

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

10.7 Employment Agreement, dated as of November 14, 1995, as amended, between James A. Queen and Teletrac, as amended by an amendment thereto dated November 11, 1997.

10.8 Employment Agreement, dated as of January 17, 1996, as amended, between Lawrence P. Jennings and Teletrac, as amended by an amendment thereto dated December 5, 1997.

10.9      Employment Agreement, dated as of December 5, 1997, between Alan
          B. Howe and Teletrac.

10.10 Employment Agreement, dated as of January 17, 1996, as amended, between Steven D. Scheiwe and Teletrac, as amended by an amendment thereto dated December 5, 1997.

10.11 Employment Agreement, dated as of March 18, 1998, between John F. Sarto, Jr. and Teletrac.
<PAGE 17>

21.1      Subsidiaries of Registrant (incorporated by reference to Exhibit
          21.1 to Teletrac Holdings, Inc.'s Registration Statement No. 333-
          35017).


          (b) Reports on Form 8-K filed during the last quarter of the fiscal year ended December 31, 1997:

          None.
<PAGE 18>

                                SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 24, 1998          TELETRAC HOLDINGS, INC.

                              By /s/ John F. Sarto, Jr.
                                ___________________________
                                   John F. Sarto, Jr.
                                   Chairman of the Board of Directors,
                                   Chief Executive Officer, and Director

                              TELETRAC, INC.

                              By /s/ John F. Sarto, Jr.
                                ___________________________
                                   John F. Sarto, Jr.
                                   Chairman of the Board of Directors,
                                   Chief Executive Officer, and Director

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                Title                    Date
_________                _____                    ____


                        Chairman of the Board
                         of Directors, Chief
                         Executive Officer, and
/s/John F. Sarto, Jr.    Director                 April 27, 1998
_____________________
John F. Sarto, Jr.

                        Vice President of
                         Finance and Corporate
                         Development (Principal
/s/ Alan B. Howe         Financial Officer)       April 24, 1998
_____________________
Alan B. Howe
<PAGE 19>

                         Controller (principal
/s/ Charles Scheiwe      accounting officer)      April 24, 1998
_____________________
Charles Scheiwe



/s/ Sanford Anstey      Director                  April 27, 1998
_____________________
Sanford Anstey


/s/ Robert F. Benbow    Director                  April 27, 1998
_____________________
Robert F. Benbow


/s/ David J. Berkman    Director                  April 25, 1998
_____________________
David J. Berkman



/s/ Michael A. Greeley  Director                  April 24, 1998
______________________
Michael A. Greeley



/s/ Michael Markbreiter Director                  April 27, 1998
_______________________
Michael Markbreiter



/s/ Marc H. Michel      Director                  April 27, 1998
_____________________
Marc H. Michel



/s/ Brian A. Rich       Director                  April 27, 1998
_____________________
Brian A. Rich



/s/ James A. Queen      Director                  April 27, 1998
_____________________
James A. Queen
<PAGE 20>
                              EXHIBIT INDEX

Exhibit
Number    Description
_______   ___________

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

<PAGE 21>

Exhibit
Number    Description
_______   ___________

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

10.7 Employment Agreement, dated as of November 14, 1995, as amended, between James A. Queen and Teletrac, as amended by an amendment thereto dated November 11, 1997.

10.8 Employment Agreement, dated as of January 17, 1996, as amended, between Lawrence P. Jennings and Teletrac, as amended by an amendment thereto dated December 5, 1997.

10.9 Employment Agreement, dated as of December 5, 1997, between Alan B. Howe and Teletrac.

<PAGE 22>

10.10 Employment Agreement, dated as of January 17, 1996, as amended, between Steven D. Scheiwe and Teletrac, as amended by an amendment thereto dated December 5, 1997.

10.11     Employment Agreement, dated as of March 18, 1998, between John
          F. Sarto, Jr. and Teletrac.

21.1 Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to Teletrac Holdings, Inc.'s Registration
          Statement No. 333-35017).
</TEXT >