Form 10-Q
period 1998-06-30
TELETRAC INC /DE; TELETRAC HOLDINGS INC
filed 1998-08-14
CIK 1045419, 1045420

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                       ---

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1998

                                    333-35017
                        Commission file number 333-35021

                                    ---------


                             TELETRAC HOLDINGS, INC.
                                 TELETRAC, INC.
                         ------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                    Delaware                      43-1789886
                    Delaware                      48-1172403
            ---------------------                 ----------------
         (State or Other Jurisdiction             (I.R.S. Employer
          of Incorporation or Organization)      Identification Number)

           2323 Grand Street, Suite 1100, Kansas City, Missouri 64108
                ------------------------------------------------
               (Address of Principal Executive Offices) (Zip code)

        Registrant's Telephone Number, Including Area Code (816) 474-0055

                                  -------------


                                 Not Applicable
                        ---------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report.)



                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No
                                                                ---   ---

                  As of August 14, 1998, each of Teletrac Holdings, Inc. and Teletrac, Inc. had outstanding 249,000 shares of Class A Common Stock and 190,476.19 shares of Series A Redeemable Convertible Participating Preferred Stock.


             TELETRAC HOLDINGS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)




                                                                      12/31/97            6/30/98

                              ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                              $41,480,737        $14,850,483
Accounts receivable, less allowances of $612,639 and $437,901            4,018,874          4,677,826
Inventories (note 3)                                                     5,441,695         11,172,282
Prepaid expenses and other                                               5,519,652          4,654,975
Short-term portion of restricted investments                             5,920,833          6,125,000
                                                                         ---------          ---------

       Total current assets                                             62,381,791         41,480,566
                                                                        ----------         ----------


RESTRICTED CASH (note 4)                                                 1,750,000             --
RESTRICTED INVESTMENTS, HELD TO MATURITY                                34,942,381         28,728,357
PROPERTY AND EQUIPMENT, net of accumulated depreciation of
  $3,616,207 and $5,747,091 (note 5)                                    26,963,180         33,280,020
LICENSES AND OTHER, net of accumulated
  amortization of $322,635 and $450,138                                  6,324,380          6,437,323
                                                                         ---------          ---------

       Total assets                                                   $132,361,732       $109,926,266
                                                                      ============       ============



          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable                                                        $3,362,390         $1,122,874
Current portion of long-term obligations (note 6)                          727,624          1,097,190
Accrued interest                                                         5,920,833          6,125,000
Accrued expenses                                                         1,214,455          1,440,075
Refrequency liability                                                    3,076,871          1,019,041
                                                                         ---------          ---------

       Total current liabilities                                        14,302,173         10,804,180
                                                                        ----------         ----------


SENIOR NOTES, 14% due August 1, 2007                                    98,253,377         98,262,943
OTHER LONG-TERM OBLIGATIONS (note 6)                                     2,072,142          2,864,116
PREFERRED STOCK, redeemable cummulative, 15% dividend, 190,477
  shares authorized and 190,476.19 shares issued and outstanding        38,290,000         40,765,000
PREFERRED STOCK, undesignated, 190,477 shares authorized, none issued or outstanding


STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, Class A, $.01 par value, 1,000,000 shares authorized and
   249,000 issued and outstanding                                            2,490              2,490
Common stock, Class B, $.01 par value, 70,000 shares authorized and none issued or outstanding
Warrants, 105,000 units to purchase 57,071 shares of Class A
 common stock                                                            7,039,954          7,039,954
Paid-in-capital                                                         22,022,656         22,022,656
Accumulated deficit                                                    (49,621,060)       (71,835,072)
                                                                       -----------        -----------

       Total stockholders' deficit                                     (20,555,960)       (42,769,972)
                                                                       -----------        -----------

       Total liabilities and stockholders' deficit                    $132,361,732       $109,926,267
                                                                      ============       ============




  The accompanying notes are an integral part of these condensed consolidated financial statements.


                    TELETRAC HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                               For the Six Months                For the Three Months
                                                 Ended June 30,                     Ended June 30,
                                             1997              1998             1997              1998
                                          -----------      -----------        ----------      -----------



OPERATING REVENUES:
  Service revenue                         $ 5,781,236      $ 8,343,256        $3,020,420       $4,393,560
  Equipment revenue                         5,588,687        5,183,041         3,654,624        2,454,685
                                            ---------        ---------         ---------        ---------
    Total operating revenues:              11,369,923       13,526,297         6,675,044        6,848,245

OPERATING EXPENSES:

  Cost of revenues                          5,193,562        5,750,825         3,236,286        2,746,105
  Selling, general and administrative      12,866,875       14,408,408         6,498,868        7,937,447
  Engineering                               3,389,220        4,332,484         1,770,411        2,263,813
  Research & development costs              2,040,047          770,383         1,213,699          377,357
  Refrequency costs                             --             390,000             --             390,000
  Depreciation and amortization               999,234        2,260,070           552,971        1,111,060
                                          -----------      -----------        ----------      -----------

     LOSS FROM OPERATIONS                 (13,119,015)     (14,385,873)       (6,597,191)      (7,977,537)
                                          -----------      -----------        ----------      -----------

OTHER EXPENSE (INCOME):
  Interest expense                             86,429        7,115,669            51,602        3,622,121
  Interest and other income                  (404,784)      (1,762,530)         (111,357)        (818,146)
                                          -----------      -----------        ----------      -----------
     LOSS BEFORE INCOME TAXES             (12,800,660)     (19,739,012)       (6,537,436)     (10,781,512)

PROVISION FOR INCOME TAXES                     --                --               --                --

                                          -----------      -----------        ----------      -----------
NET LOSS                                 ($12,800,660)    ($19,739,012)      ($6,537,436)    ($10,781,512)
                                         ============     ============       ===========     ============



          The accompanying notes are an integral part of these condensed consolidated financial statements.

                    TELETRAC HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)



                                                    Six Months Ended June 30,
                                                   1997                  1998
                                                   ----                  ----

OPERATING ACTIVITIES:

 Net Loss                                        $ (12,800,660)   $ (19,739,012)
 Adjustments to reconcile net loss to net cash
  used in
  operating activities -
   Depreciation and amortization                       999,235        2,260,070
   Accretion of discount on senior notes               --                 9,566
   (Gain)/Loss on assets disposed/sold                 --                34,952
   Changes in working capital and other assets and
     liabilities, net of acquisition and
     refrequency                                    (1,658,892)      (7,538,760)
   Restricted cash                                    (500,019)       1,750,000
   Refrequency liability                            (2,550,894)      (2,057,829)
   Accrued interest on senior notes                    --               204,167
                                                    ----------       ----------

     Total adjustments                              (3,710,570)      (5,337,834)
                                                    ----------       ----------

     Cash used in operating activities             (16,511,230)     (25,076,846)
                                                   -----------      -----------


INVESTING ACTIVITIES:
    Proceeds from sale of assets                       --                15,506
    Acquisition of property and  equipment          (5,696,483)      (6,937,070)
    Acquisition of other intangible assets             --              (238,192)
    Acquistion of Airtouch Teletrac                 (1,000,000)         --
                                                   ------------     ------------

     Cash used in investing activities             (6,696,483)      (7,159,756)
                                                   -----------      ------------

FINANCING ACTIVITIES:
    Cost of credit facility                            --                (2,253)
    Restricted investments                             --             6,009,857
    Payments on capital leases                       (170,837)         (401,256)
                                                   -----------      ------------

     Cash provided by financing activities          (170,837)         5,606,348
                                                   -----------      ------------

NET CHANGE IN CASH                                (23,378,550)      (26,630,254)

CASH AND CASH EQUIVALENTS, beginning of period     27,639,168        41,480,737
                                                   -----------      ------------
CASH AND CASH EQUIVALENTS, end of period         $  4,260,618     $  14,850,483
                                                 ============     ==============



The accompanying notes are an integral part of these condensed consolidated financial statements.



                                   TELETRAC HOLDINGS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                    FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                                  (unaudited)





                                               Common Stock                         Paid-in       Accumulated
                                            Class A    Class B      Warrants        Capital         Deficit
                                            -------    -------    -----------    ------------   -------------

BALANCE, December 31, 1997                  $ 2,490    $ -        $ 7,039,954    $ 22,022,656   $ (49,621,060)

Net loss                                      -          -              -               -         (19,739,012)
Preferred stock dividends                     -          -              -               -          (2,475,000)
                                            -------    -------    -----------    ------------   -------------
BALANCE, June 30, 1998                      $ 2,490    $ -        $ 7,039,954    $ 22,022,656   $ (71,835,072)
                                            =======    =======    ===========    ============   =============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                    TELETRAC HOLDINGS, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)



NOTE 1 - COMPANY OVERVIEW

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

The Company offers a range of fleet management solutions. All of these solutions involve the installation of a Vehicle Location Unit "VLU" in each vehicle. The VLU is a radio transceiver that receives and transmits signals used to determine a vehicle's location. In addition to the VLU, commercial fleet customers generally purchase software or location services from the Company. The Company's primary product for commercial fleets is Fleet Director(R), a proprietary software application that permits simultaneous location of all fleet vehicles on a real-time 24-hour-a-day basis through a digitized map displayed on the customer's dedicated personal computer, which is connected to the Company's networks. Fleet Director(R) can be complemented with the Company's messaging units, which allow two-way messaging between the fleet dispatcher and drivers directly from the Fleet Director(R) screen. In the first quarter of 1998, the Company introduced Winfleet(TM), a Microsoft Windows(R)-based application based on Fleet Director(R) that will not require a dedicated computer.

As of June 30, 1998, the Company operated in eleven metropolitan markets: Los Angeles, Chicago, Detroit, Dallas, Miami, Houston, Orlando, San Francisco, San Diego, Sacramento and Washington D.C. The Company also uses its proprietary location systems to provide vehicle location and stolen vehicle recovery services to consumers in its Los Angeles and Miami markets.

The Company's revenues are derived from sales, rentals and installation of its VLU's, messaging units, proprietary software and charges for its services.

NOTE 2 - BASIS OF PRESENTATION.

The condensed consolidated interim financial statements of Teletrac Holdings, Inc. and its wholly owned subsidiary Teletrac, Inc. ("Teletrac" or the "Company") included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") and reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operations, and cash flows for the interim periods. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for interim periods are not necessarily indicative of the results for the full year. The interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's audited consolidated financial statements for the year ended December 31, 1997 filed on Form 10-K.

NOTE 3 - INVENTORIES

Inventories consisted of the following at December 31, 1997 and June 30, 1998 (unaudited):

                                      December 31, 1997            June 30, 1998

     Vehicle Location Units ("VLU")          $3,497,538               $8,022,428
     Messaging Units                            920,270                1,720,167
     Computers & Software                       313,141                  437,130
     Other Inventory                            710,746                  992,557
                                             ----------              -----------
         Total Inventory                     $5,441,695              $11,172,282
                                             ==========              ===========


          The Company received 30,024 VLU's and 8,350 messaging units valued at approximately $7.29 million during the first six months of 1998.

NOTE 4 - LETTER OF CREDIT

In January 1998, the $1,750,000 Letter of Credit, established between Teletrac and Tadiran held at Toronto Dominion, was replaced with a joint $2,500,000 Letter of Credit pledged on the Revolver Line of Credit with Banque Paribas and Fleet. The funds previously accounted for as "Restricted Cash" on the Balance Sheet were refunded and deposited into the Company's operating cash.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment, including equipment under capital leases, consisted of the following at December 31, 1997 and June 30, 1998 (unaudited):

                                    December 31, 1997             June 30, 1998

   System Equipment                       $12,692,730               $19,614,233
   Automobiles                                502,370                   524,634
   Furniture & Fixtures                     1,711,089                 2,217,002
   Computer Equipment                       3,836,349                 5,392,287
   Leasehold Improvements                     383,911                   455,756
   Construction in Progress                11,452,937                10,823,201
                                           ----------                ----------
    Total Property & Equipment             30,579,386                39,027,113
                                          -----------               -----------
     Accumulated Depreciation              (3,616,206)               (5,747,093)
                                          -----------               -----------
      Net Property & Equipment            $26,963,180               $33,280,020
                                          ===========               ===========




NOTE 6 - OTHER LONG-TERM OBLIGATIONS

The Company entered into capital lease agreements with five separate vendors valued at $1,563,000 during the first six months of 1998. The assets included under the lease agreements will be utilized in the construction and operation of the metropolitan markets the Company has and will commence business in during the course of 1998.

          ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

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


RESULTS OF OPERATIONS

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

          REVENUES. Total revenues for the three months ended June 30, 1998 were $6.8 million, compared to $6.7 million for the three months ended June 30, 1997.

          Service revenues, which includes both purchased units and rental units, increased to $4.4 million for the three months ended June 30, 1998 from $3.0 million for the three months ended June 30, 1997, an increase of 47%, primarily due to an increase in the number of commercial units in service, to 77,447 at June 30, 1998 from 54,430 at June 30, 1997. Also, the average commercial service revenue per unit increased to $17.59 in June 1998 from $16.77 in June 1997 as a result of an increase in both ancillary services and monthly airtime rates.

          Equipment revenues decreased to $2.5 million for the three months ended June 30, 1998 from $3.7 million for the three months ended June 30, 1997, principally due to the introduction of the Company's rental program in the first quarter of 1998. Gross commercial sales (installations) increased to 9,827 units for the three months ended June 30, 1998 from 8,562 units for the three months ended June 30, 1997. Equipment revenues in future periods may continue to decline relative to the number of new units going into service due to the equipment rental program in which units are rented rather than sold.

          Equipment rental revenues, which is included in total equipment revenues, increased to $108,433 for the three months ended June 30, 1998 from $0 for the three months ended June 30, 1997. The rental program accounted for 28% of the gross unit installs for the three months ended June 30, 1998.

          COST OF REVENUES. Cost of revenues includes the cost of equipment and the direct cost of providing service (network telephone, billing, roadside assistance and bad debt expense). Cost of revenues decreased to $2.7 million for the three months ended June 30, 1998 from $3.2 million for the three months ended June 30, 1997 primarily as a result of the Company's rental program reducing cost of equipment. An increase in network telephone costs from new market build-out partially offset the decline in the cost of the equipment.

          RESEARCH AND DEVELOPMENT, ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Research and development, engineering, selling, general and administrative expenses increased by $1.1 million, to $10.6 million for the three months ended June 30, 1998 from $9.5 million for the three months ended June 30, 1997. The Company expensed $0.4 million in the three months ended June 30, 1998 relating to research and development.

          REFREQUENCY COSTS. Refrequency costs accrued for the three months ended June 30, 1998 was $0.4 million. The accrual reflects a change in estimate for the total refrequency liability.

          DEPRECIATION AND AMORTIZATION. Depreciation and Amortization increased for the three months ended June 30, 1998 to $1.1 million from $0.6 million for the three months ended June 30, 1997, primarily due to depreciation on additional assets related to the new market build-out and additional infrastructure in existing markets.

          OPERATING LOSSES. Operating losses incurred by the Company were $8.0 million for the three months ended June 30, 1998, as compared to $6.6 million for the three months ended June 30, 1997, for the reasons discussed above.

          INTEREST EXPENSE. Interest expense was $3.6 million for the three months ended June 30, 1998 and was primarily related to the high yield bonds.

          NET LOSS. For the reasons discussed above and interest income of $0.8 million, net loss increased to $10.8 million for three months ended June 30, 1998 from $6.5 million for three months ended June 30, 1997. No tax benefit has been recognized for any period due to the uncertainty of net operating loss carry-forward utilization.



Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

          REVENUES. Total revenues for the six months ended June 30, 1998 were $13.5 million, compared to $11.4 million for the six months ended June 30, 1997, an increase of 18%.

          Service revenues, which includes both purchased units and rental units, increased to $8.3 million for the six months ended June 30, 1998 from $5.8 million for the six months ended June 30, 1997, an increase of 43%, primarily due to an increase in the number of commercial units in service, to 77,447at June 30, 1998 from 54,430 at June 30, 1997. Also, the average commercial service revenue per unit increased to $17.59 in June 1998 from $16.77 in June 1997 as a result of an increase in both ancillary services and monthly airtime rates.

          Equipment revenues decreased to $5.2 million for the six months ended June 30, 1998 from $5.6 million for the six months ended June 30, 1997, principally due to the introduction of the Company's rental program in the first quarter of 1998. Gross commercial sales (installations) increased to 18,301 units for the six months ended June 30, 1998 from 15,230 units for the six months ended June 30, 1997. Equipment revenues in future periods may continue to decline relative to the number of new units going into service because of the equipment rental program in which units are rented rather than sold.

          Equipment rental revenues, which is included in total equipment revenues, increased to $156,649 for the six months ended June 30, 1998 from $0 for the six months ended June 30, 1997. The rental program accounted for 20% of the gross unit installs for the six months ended June 30, 1998.

          COST OF REVENUES. Cost of revenues includes the cost of equipment and the direct cost of providing service (network telephone, billing, roadside assistance and bad debt expense). Cost of revenues increased to $5.7 million for the six months ended June 30, 1998 from $5.2 million for the six months ended June 30, 1997. Cost of equipment has decreased as a result of the rental program and network telephone costs have increased with the addition of new market build-out.

          RESEARCH AND DEVELOPMENT, ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Research and development, engineering, selling, general and administrative expenses increased by $1.2 million, to $19.5 million for the six months ended June 30, 1998 from $18.3 million for the six months ended June 30, 1997. The Company expensed $0.8 million in the three months ended June 30, 1998 relating to research and development.

          REFREQUENCY COSTS. Refrequency costs accrued for the six months ended June 30, 1998 was $0.4 million. The accrual reflects a change in estimate for the total refrequency liability.

          DEPRECIATION AND AMORTIZATION. Depreciation and Amortization increased for the six months ended June 30, 1998 to $2.3 million from $1.0 million for the six months ended June 30, 1997, primarily due to depreciation on additional assets related to the new market build-out and additional infrastructure in existing markets.

          OPERATING LOSSES. Operating losses incurred by the Company were $14.4 million for the six months ended June 30, 1998, as compared to $13.1 million for the six months ended June 30, 1997, for the reasons discussed above.

          INTEREST EXPENSE. Interest expense was $7.10 million for the six months ended June 30, 1998 and was primarily related to the high yield bonds.

          NET LOSS. For the reasons discussed above and interest income of $1.8 million, net loss increased to $19.7 million for six months ended June 30, 1998 from $12.8 million for six months ended June 30, 1997. No tax benefit has been recognized for any period due to the uncertainty of net operating loss carry-forward utilization.



LIQUIDITY AND CAPITAL RESOURCES

      Capital expenditures were $6.9 million for the six months ended June 30, 1998, primarily for the build-out of the Company's networks in new markets. The Company currently expects that its aggregate capital expenditures (excluding the acquisition of spectrum rights) will be $21 million for both 1998 and 1999 combined. These capital expenditures will consist primarily of costs associated with the opening of new markets in 1998. In addition, the Company's capital expenditure plans include network design and development, the maintenance of existing markets, supporting the Company's rental program, and other capital improvements.

The Company received 30,024 VLU's and 8,350 messaging units valued at approximately $7.3 million during the first six months of 1998. The delivery and payment schedule has been adjusted to allow for a reduction of the inventory to improve working capital.

At June 30, 1998, the Company was not in compliance with certain covenants under its revolving credit facilities ("the Revolvers") with Banque Paribas and Fleet National Bank. Such covenants were established based on projections that included consumer unit sales that did not materialize. The covenant non-compliance was waived at June 30, 1998 and the Company had made no draws against the revolvers through that date. The Company and the banks are redefining the covenants for the facilities, and until such time the Company has no availability under the Revolvers.

The Company is currently in discussions with its existing investors and other potential investors regarding the issuance of a new series of equity securities with an aggregate purchase price of between $10.0 and $15.0 million, the proceeds of which would be used to support on-going working capital needs of the Company. No definitive agreement has been reached with such investors, and there can be no assurance that the proposed transaction will be completed. The Company estimates that its current cash resources are sufficient to cover its needs through the end of the third quarter. If the Company fails to complete the proposed equity transaction or secure alternate sources of liquidity before the end of the third quarter, it will be necessary to take significant steps to curtail costs, and if such liquidity is not obtained before year-end, the Company's ability to continue its current operations will be in question.


INFLATION

       The Company believes that to date inflation has not had a material effect on its results of operations. Although inflation may in the future effect the cost of VLU and messaging units sold by the Company, the Company expects that technology and engineering improvements are likely to offset any foreseeable cost increases.

PART II - OTHER INFORMATION


None.

                                   SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          TELETRAC HOLDINGS, INC.



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

August  , 1997