Form 10-Q
period 1998-09-30
TELETRAC INC /DE
filed 1998-11-17
CIK 1045419

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                       ---

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1998


                        Commission file number 333-35021

                                    ---------

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

                  As of November 13, 1998, Teletrac, Inc. had outstanding 249,000 shares of Class A Common Stock and 190,476.19 shares of Series A Redeemable Convertible Participating Preferred Stock.


                          TELETRAC, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)





                                                                                December 31,      September 30,
                                                                                   1997               1998
                                                                                ------------      -------------

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                       $ 41,480,737       $ 3,918,878
Accounts receivable, less allowances of $612,639 and $484,402                      4,018,874         4,978,079
Inventories                                                                        5,441,695        13,397,445
Prepaid expenses and other                                                         5,519,652         3,276,544
Short-term portion of restricted investments                                       5,920,833         2,450,000
                                                                                ------------      ------------

       Total current assets                                                       62,381,791        28,020,946

RESTRICTED CASH                                                                    1,750,000                --
RESTRICTED INVESTMENTS, HELD TO MATURITY                                          34,942,381        25,630,759
PROPERTY AND EQUIPMENT, net of accumulated depreciation of
  $3,616,207 and $7,215,911                                                       26,963,180        35,528,179
LICENSES AND OTHER, net of accumulated amortization of
  $322,635 and $568,798                                                            6,324,380         6,660,841
                                                                                ------------      ------------

       Total assets                                                             $132,361,732       $95,840,725
                                                                                ------------       -----------


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable                                                               $   3,362,390       $ 1,487,423
Current portion of long-term obligations                                             727,624         1,202,986
Accrued interest                                                                   5,920,833         2,450,000
Accrued expenses                                                                   1,214,455         2,034,141
Refrequency liability                                                              3,076,871           592,756
                                                                                ------------       -----------

       Total current liabilities                                                  14,302,173         7,767,306
                                                                                ------------       -----------

SENIOR NOTES, 14% due 8/1/2007                                                    98,253,377        98,353,262
OTHER LONG-TERM OBLIGATIONS                                                        2,072,142         2,849,362
PREFERRED STOCK, redeemable cumulative, 15% dividend, 190,477
  shares authorized and 190,476.19 shares issued and outstanding                  38,290,000        42,002,500
PREFERRED STOCK, undesignated, 190,477 shares authorized, none
   issued or outstanding                                                                  --                --
                                                                                ------------       -----------

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, Class A, $.01 par value, 507,934 shares authorized and
   249,000 issued and outstanding                                                      2,490             2,490
Common stock, Class B, $.01 par value, 70,000 shares authorized and
   none issued or outstanding                                                             --                --
Paid-in-capital                                                                   23,772,610        20,060,110
Accumulated deficit                                                              (44,331,060)      (75,194,305)
                                                                                ------------       -----------

       Total stockholders' deficit                                               (20,555,960)      (55,131,705)
                                                                                ------------       -----------

       Total liabilities and stockholders' deficit                              $132,361,732       $95,840,725
                                                                                ============       ===========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.


                          TELETRAC, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                        Nine Months                   Three Months
                                                    Ended September 30,            Ended September 30,
                                                    1997          1998             1997           1998
                                                 -----------   -----------      ----------     -----------

OPERATING REVENUES:
  Service Revenue                              $  9,126,606    $ 12,941,488     $ 3,345,370    $  4,598,232
  Equipment Revenue                               9,561,330       7,803,095       3,972,642       2,620,054
                                               ------------    ------------     -----------    ------------

     Total operating revenues                    18,687,936      20,744,583       7,318,012       7,218,286

OPERATING EXPENSES:

  Cost of service revenue                         2,105,904       2,946,986         739,303       1,113,220
  Cost of equipment revenue                       6,930,474       5,959,283       3,095,012       2,042,224
  Selling, general and administrative            18,579,564      22,270,248       5,712,687       7,861,840
  Engineering                                     5,243,877       6,743,495       1,863,860       2,411,011
  Research & development costs                    2,873,084       1,091,440         833,038         321,057
  Refrequency costs                                    --           390,000            --              --
  Depreciation and amortization                   1,754,243       3,871,767         755,008       1,611,696
                                               ------------    ------------     -----------    ------------

     LOSS FROM OPERATIONS                       (18,799,210)    (22,528,636)     (5,680,896)     (8,142,762)
                                               ------------    ------------     -----------    ------------

OTHER EXPENSE (INCOME):
  Interest expense                                2,527,979      10,783,664       2,441,545       3,667,994
  Interest and other income                      (1,250,586)     (2,449,055)       (845,800)       (686,524)
                                               ------------    ------------     -----------    ------------
     LOSS BEFORE INCOME TAXES                   (20,076,603)    (30,863,245)     (7,276,641)    (11,124,232)

PROVISION FOR INCOME TAXES                             --              --              --              --

NET LOSS                                       $(20,076,603)   $(30,863,245)    $(7,276,641)   $(11,124,232)
                                               ------------    ------------     -----------    ------------


PREFERRED DIVIDENDS                               3,712,500       3,712,500       1,237,500       1,237,500
                                               ------------    ------------     -----------    ------------

LOSS APPLICABLE TO
     COMMON STOCK                              $(23,789,103)   $(34,575,745)    $(8,514,141)   $(12,361,732)
                                               ============    ============     ===========    ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                          TELETRAC, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                         Nine Months Ended
                                                            September 30,
                                                      1997              1998
                                                      ----              ----

OPERATING ACTIVITIES:
   Net Loss                                      $ (20,076,603)   $ (30,863,245)
   Adjustments to reconcile net loss to
       net cash used in operating activities -
       Depreciation and amortization                 1,754,243        3,871,767
       Accretion of discount on senior notes           117,333           99,885
       Loss on assets disposed/sold                       --             25,909
       Changes in working capital and other
           assets and liabilities, net of
           acquisition and refrequency              (3,610,634)      (7,727,269)
       Restricted cash                                (500,042)       1,750,000
       Refrequency liability                        (3,426,282)      (2,483,974)
       Accrued interest on senior notes              2,245,833       (3,470,833)
                                                 -------------    -------------

          Total adjustments                         (3,419,549)      (7,934,515)
                                                 -------------    -------------

          Cash used in operating activities        (23,496,152)     (38,797,760)
                                                 -------------    -------------


INVESTING ACTIVITIES:
       Proceeds from sale of assets                       --             21,947
       Acquisition of property and  equipment       (8,564,327)     (10,296,179)
       Acquisition of other intangible assets          (62,002)        (580,371)
       Acquistion of Airtouch Teletrac              (1,000,000)            --
                                                 -------------    -------------

          Cash used in investing activities         (9,626,329)     (10,854,603)
                                                 -------------    -------------


FINANCING ACTIVITIES:
       Proceeds from issuance of
          senior notes and warrants, net           100,607,766             --
       Restricted investments                      (40,285,811)      12,782,455
       Cost of credit facility                        (815,523)          (2,253)
       Payments on capital leases                     (289,947)        (689,698)
                                                 -------------    -------------

          Cash provided by financing activities     59,216,485       12,090,504
                                                 -------------    -------------

NET CHANGE IN CASH                                  26,094,004      (37,561,859)

CASH AND CASH EQUIVALENTS, beginning of period      27,639,168       41,480,737
                                                 -------------    -------------

CASH AND CASH EQUIVALENTS, end of period         $  53,733,172    $   3,918,878
                                                 =============    =============

SUPPLEMENTAL DISCLOSURES
       Interest (net of amounts capitalized)     $     282,146    $  14,451,658



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.


                          TELETRAC, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (unaudited)



                                Common Stock       Paid-in        Accumulated
                              Class A   Class B    Capital        Deficit
                              -------   -------    -------        -----------


BALANCE, December 31, 1997    $ 2,490   $    --   $ 23,772,610    $(44,331,060)

Net loss                           --        --             --     (30,863,245)
Preferred stock dividends          --        --     (3,712,500)             --
                              -------   -------   ------------    ------------

BALANCE, September 30, 1998   $ 2,490   $    --   $ 20,060,110    $(75,194,305)
                              =======   =======   ============    ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.


                          TELETRAC, INC. AND SUBSIDIARY

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

The Company offers a range of fleet management solutions, depending on the customer's budget and location and messaging needs. All of these solutions involve the installation of a Vehicle Location Unit ("VLU") in each vehicle. The VLU is a radio transceiver that receives and transmits signals used to determine a vehicle's location. In addition to the VLU, commercial fleet customers generally purchase software or location services from the Company. The Company's primary product for commercial fleets is Fleet Director(R), a proprietary software application that permits simultaneous location of all fleet vehicles on a real-time 24-hour-a-day basis through a digitized map displayed on the customer's dedicated personal computer, which is connected to the Company's networks. Fleet Director(R) can be complemented with the Company's messaging units, which allow two-way messaging between the fleet dispatcher and drivers directly from the Fleet Director(R) screen. In the first quarter of 1998, the Company introduced Winfleet(TM), a Microsoft Windows(R)-based application similar to Fleet Director(R) that will not require a dedicated computer.

As of September 30, 1998, the Company operated in eleven metropolitan markets:
Los Angeles, Chicago, Detroit, Dallas, Miami, Houston, Orlando, San Francisco, San Diego, Sacramento and Washington D.C. / Baltimore. The Company also uses its proprietary location systems to provide vehicle location and stolen vehicle recovery services to consumers in its Los Angeles and Miami markets.

The Company's revenues are derived from sales and installation of its VLU's, messaging units, proprietary software and charges for its services.

NOTE 2 - BASIS OF PRESENTATION

The condensed consolidated interim financial statements of Teletrac, Inc. and its wholly owned subsidiary Teletrac License, Inc. ("Teletrac" or the "Company") included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") and reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operations, and cash flows for the interim periods. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for interim periods are not necessarily indicative of the results for the full year. The interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's audited consolidated financial statements for the year ended December 31, 1997 filed on Form 10-K.

Certain reclassifications have been made to the prior period consolidated financial statements to conform with the current presentation.


NOTE 3 - INVENTORIES

Inventories consisted of the following at December 31, 1997 and September 30, 1998 (unaudited):

                                  December 31, 1997     September 30, 1998

Vehicle Location Units ("VLU")
                                     $ 3,497,538           $ 9,758,198
Messaging Units                          920,270             2,063,041
Computers & Software                     313,141               452,157
Other Inventory                          710,746             1,124,049
                                     -----------           -----------
       Total Inventory               $ 5,441,695           $13,397,445
                                     ===========           ===========


The Company received 41,012 VLU's and 12,550 messaging units valued at approximately $10.3 million during the first nine months of 1998.

NOTE 4 - LETTER OF CREDIT

In January 1998, the $1,750,000 Letter of Credit, established between Teletrac and Tadiran held at Toronto Dominion, was replaced with a joint $2,500,000 Letter of Credit pledged on the Revolver Line of Credit with Banque Paribas and Fleet National Bank. In September 1998, the Letter of Credit was reduced to $455,000. The funds previously accounted for as "Restricted Cash" on the Balance Sheet were refunded and deposited into the Company's operating cash.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment, including equipment under capital leases, consisted of the following at December 31, 1997 and September 30, 1998 (unaudited):


                                     December 31, 1997        September 30, 1998

System Equipment                         $12,692,730              $21,587,449
Automobiles                                  502,370                  565,723
Furniture & Fixtures                       1,711,089                2,260,041
Computer Equipment                         3,836,349                5,588,210
Leasehold Improvements                       383,911                  499,173
Construction in Progress                  11,452,938               12,243,494
                                         -----------              -----------
  Total Property & Equipment             $30,579,387              $42,744,090
                                         -----------              -----------
     Accumulated Depreciation            ($3,616,207)             ($7,215,911)
                                         -----------              -----------
          Net Property & Equipment       $26,963,180              $35,528,179
                                         ===========              ===========


NOTE 6 - OTHER LONG-TERM OBLIGATIONS

The Company entered into capital lease agreements with five separate vendors valued at $1,942,000 during the first nine months of 1998. The assets included under the lease agreements will be utilized in the construction and operation of the metropolitan markets the Company has and will commence business in during the remainder of 1998.

NOTE 7 - SUBSEQUENT EVENT

          On October 21, 1998, 132,506.76 shares of $0.01 par value Series B Redeemable Convertible Participating preferred stock (Series B) were issued the Company's corporate parent, Teletrac Holdings, Inc. ("Holdings"), for net cash proceeds of approximately $10 million. The proceeds of such offering were contributed to the Company. The Series B preferred shares entitle holders to receive cumulative, compounding dividends at the rate of 5% percent per annum. Dividends accrue on a daily basis from the issuance date and are payable as declared by the board of directors. Holders are entitled to voting rights, preference on liquidation, voluntary conversion into common stock at a defined conversion price, and automatic conversion into common stock after either a qualified public stock offering or a certain non-qualified public stock offering as defined. Prior to February 1, 2008, at the election of the holders of a majority of the outstanding Series B preferred stock, Holdings is obligated to redeem the Series B preferred stock at a cash price equal to the liquidation preference amount of $75 per share plus cumulative unpaid dividends. On or after February 1, 2008, the redemption price will be equal to the greater of the liquidation preference amount or the fair market value of the Series B preferred stock.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

         OPERATING REVENUES. Total operating revenues for the three months ended September 30, 1998 were $7.2 million, compared to $7.3 million for the three months ended September 30, 1997.

         Service revenues, which include revenues from both sold units and rental units, increased to $4.6 million for the three months ended September 30, 1998 from $3.3 million for the three months ended September 30, 1997, an increase of 39%, primarily due to an increase in the number of commercial units in service, to 82,125 at September 30, 1998 from 61,369 at September 30, 1997. Also, the average commercial service revenue per unit increased to $17.53 in September 1998 from $16.93 in September 1997 as a result of an increase in both ancillary services and monthly airtime rates.

         Equipment revenues decreased to $2.6 million for the three months ended September 30, 1998 from $4.0 million for the three months ended September 30, 1997, principally due to the introduction of the Company's rental program in the first quarter of 1998. Gross commercial sales (installations) decreased to 7,626 units for the three months ended September 30, 1998 from 8,141 units for the three months ended September 30, 1997. Equipment revenues in future periods may continue to decline relative to the number of new units going into service due to the equipment rental program in which units are rented rather than sold.

         Equipment rental revenues, which are included in total equipment revenues, increased to $192,962 for the three months ended September 30, 1998 from $0 for the three months ended September 30, 1997. The total number of rental units in service at September 30, 1998 was 3,847.

         COST OF SERVICE REVENUES. Cost of service revenues includes the direct cost of providing service (network telephone, billing, roadside assistance and bad debt expense). Cost of service revenues increased to $1.1 million for the three months ended September 30, 1998 from $0.7 million for the three months ended September 30, 1997. Cost of service revenues increased primarily in network telephone costs from new market build-out.

         COST OF EQUIPMENT REVENUES. Cost of equipment revenues includes the direct cost of equipment provided to customers, installation and other direct ancillary equipment. Cost of equipment revenues decreased to $2.0 million for the three months ended September 30, 1998 from $3.1 million for the three months ended September 30, 1997. Cost of equipment revenues decreased primarily as a result of the Company's rental program.

         RESEARCH AND DEVELOPMENT, ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Research and development, engineering, selling, general and administrative expenses increased by $2.2 million, to $10.6 million for the three months ended September 30, 1998 from $8.4 million for the three months ended September 30, 1997 related to the Company's expansion. The Company expensed $0.3 million in the three months ended September 30, 1998 relating to research and development, compared with $0.8 million for the same period in 1997.

         DEPRECIATION AND AMORTIZATION. Depreciation and Amortization increased for the three months ended September 30, 1998 to $1.6 million from $0.8 million for the three months ended September 30, 1997, primarily due to depreciation on additional assets related to the new market build-out and additional infrastructure in existing markets.

         OPERATING LOSSES. Operating losses incurred by the Company were $8.1 million for the three months ended September 30, 1998, as compared to $5.7 million for the three months ended September 30, 1997, for the reasons discussed above.

         INTEREST EXPENSE. Interest expense was $3.7 million for the three months ended September 30, 1998 verses $2.4 million, and primarily relates to the senior notes.

         NET LOSS. For the reasons discussed above net loss increased to $11.1 million for three months ended September 30, 1998 from $7.3 million for three months ended September 30, 1997. No tax benefit has been recognized for any period due to the uncertainty of net operating loss carry-forward utilization.


Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

         OPERATING REVENUES. Total operating revenues for the nine months ended September 30, 1998 were $20.7 million, compared to $18.7 million for the nine months ended September 30, 1997, an increase of 11%.

         Service revenues, which include revenues from both sold units and rental units, increased to $12.9 million for the nine months ended September 30, 1998 from $9.1 million for the nine months ended September 30, 1997, an increase of 42%, primarily due to an increase in the number of commercial units in service, to 82,125 at September 30, 1998 from 61,369 at September 30, 1997. Also, the average commercial service revenue per unit increased to $17.53 in September 1998 from $16.93 in September 1997 as a result of an increase in both ancillary services and monthly airtime rates.

         Equipment revenues decreased to $7.8 million for the nine months ended September 30, 1998 from $9.6 million for the nine months ended September 30, 1997, principally due to the introduction of the Company's rental program in the first quarter of 1998. Gross commercial sales (installations) increased to 25,927 units for the nine months ended September 30, 1998 from 23,371 units for the nine months ended September 30, 1997. Equipment revenues in future periods may continue to decline relative to the number of new units going into service because of the equipment rental program in which units are rented rather than sold.

         Equipment rental revenues, which are included in total equipment revenues, increased to $349,611 for the nine months ended September 30, 1998 from $0 for the nine months ended September 30, 1997. The total number of rental units in service at September 30, 1998 was 3,847.

         COST OF SERVICE REVENUES. Cost of service revenues includes the direct cost of providing service (network telephone, billing, roadside assistance and bad debt expense). Cost of service revenues increased to $2.9 million for the nine months ended September 30, 1998 from $2.1 million for the nine months ended September 30, 1997. Cost of service revenues increased primarily in network telephone costs from new market build-out.

         COST OF EQUIPMENT REVENUES. Cost of equipment revenues includes the direct cost of equipment provided to customers, installation and other direct ancillary equipment. Cost of equipment revenues decreased to $6.0 million for the nine months ended September 30, 1998 from $6.9 million for the nine months ended September 30, 1997. Cost of equipment revenues decreased primarily as a result of the Company's rental program.

         RESEARCH AND DEVELOPMENT, ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Research and development, engineering, selling, general and administrative expenses increased by $3.4 million, to $30.1 million for the nine months ended September 30, 1998 from $26.7 million for the nine months ended September 30, 1997 related to the Company's expansion. The Company expensed $1.1 million in the nine months ended September 30, 1998 relating to research and development, compared with $2.9 million for the same period in 1997.

         REFREQUENCY COSTS. Refrequency costs accrued for the nine months ended September 30, 1998 was $0.4 million. The accrual, which was recorded during the second quarter ended June 30, 1998, reflects a change in estimate for the total refrequency liability.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased for the nine months ended September 30, 1998 to $3.9 million from $1.8 million for the nine months ended September 30, 1997, primarily due to depreciation on additional assets related to the new market build-out and additional infrastructure in existing markets.

         OPERATING LOSSES. Operating losses incurred by the Company were $22.5 million for the nine months ended September 30, 1998, as compared to $18.8 million for the nine months ended September 30, 1997, for the reasons discussed above.

         INTEREST EXPENSE. Interest expense was $10.8 million for the nine months ended September 30, 1998 verses $2.5 million, and primarily relates to the senior notes.

         NET LOSS. For the reasons discussed above net loss increased to $30.9 million for nine months ended September 30, 1998 from $20.1 million for nine months ended September 30, 1997. No tax benefit has been recognized for any period due to the uncertainty of net operating loss carry-forward utilization.

YEAR 2000 EFFORT

The Company has performed internal testing and evaluation on all products, services and internal computer hardware and software utilized by the Company in providing services to customers to ensure compliance with the Year 2000 issue. This testing has included both information technology systems and non-information technology systems such as microcontrollers utilized in the Company's vehicle location units. Based upon the results of this internal testing, management has determined that the Year 2000 issue will not have a material impact on the Company's business, results of operations or financial condition.

Current customers have been notified, in writing, that the Company's current software and hardware products are Year 2000 compliant. A previous version of Fleet Director (R), which is currently utilized by few customers, is not Year 2000 compliant. For customers utilizing this version, an upgrade to the most current version of Fleet Director, which is Year 2000 compliant, is being provided to affected customers at no charge. The overall impact of the free software upgrade is not material to the overall results of operations or financial condition of the Company. Also, as a general service, Customers have been notified in the same letter that each personal computer utilized by the customer, while not a product or liability of the Company, should be tested to ensure it is Year 2000 compliant.

As part of its Year 2000 plan, the Company is seeking confirmation from certain material vendors and telecommunications service and equipment providers ("Primary Vendors") that they are, or developing and implementing plans to become, Year 2000 compliant. Confirmations received to date from its Primary Vendors have indicated that such respondents are in the process of implementing remediation procedures to ensure Year 2000 compliance. In addition, the Company is currently developing a contingency plan related to the Year 2000 issue, should a potential business interruption occur on January 1, 2000 or thereafter.

Although the Company expects its system as a whole to be Year 2000 compliant, on or before December 31, 1999, it cannot predict the outcome or the success of its Year 2000 compliance programs of the Primary Vendors, nor can it predict the impact on its financial condition or results of operations, if any, in the event that such Year 2000 compliance programs of its Primary Vendors are not successful.

LIQUIDITY AND CAPITAL RESOURCES

         Capital expenditures were $10.3 million for the nine months ended September 30, 1998, primarily for the build-out of the Company's networks in new markets. The Company currently expects that its aggregate capital expenditures (excluding the acquisition of spectrum rights) will be $16.9 million for both 1998 and 1999 combined. These capital expenditures will consist primarily of costs associated with the opening of new markets in 1998. In addition, the Company's capital expenditure plans include network design and development, the maintenance of existing markets, supporting the Company's rental program, and other capital improvements.

         The Company received 41,012 Vehicle Location Units ("VLU") and 12,550 messaging units valued at approximately $10.3 million during the first nine months of 1998. The delivery and payment schedule has been adjusted to allow for a reduction of the inventory to improve working capital.

          At September 30, 1998, the Company was not in compliance with certain covenants under its revolving credit facilities ("the Revolvers") with Banque Paribas and Fleet National Bank. Such covenants were established based on projections that included consumer unit sales that did not materialize, based on the Company's strategic decision to focus on its core commercial fleet management business and not pursue opportunities in the commercial markets. The covenant non-compliance was waived at September 30, 1998 and the Company had made no draws against the revolvers through that date. The Company and the banks are currently in dialogue regarding the terms of the Revolvers, and until such time as this dialogue is concluded the Company has no availability under the Revolvers.

          On October 21, 1998, 132,506.76 shares of $0.01 par value Series B Redeemable Convertible Participating preferred stock ("Series B") were issued by the Company's corporate parent, Teletrac Holdings, Inc. ("Holdings") to certain of its existing stockholders for net cash proceeds of approximately $10 million. The proceeds of such offering were contributed to the Company. They entitle holders to receive cumulative, compounding dividends at the rate of 5% percent per annum. The proceeds are to support on-going working capital needs of the Company. The Company estimates that, including the proceeds of the sale of such securities, current cash resources are sufficient to cover its needs through the end of the first quarter of 1999. Holdings is authorized to issue up to an aggregate 400,000 shares of Series B preferred stock, and is currently in the process of seeking additional equity investments from existing investors and other potential investors. There can be no assurance that Holdings will succeed in seeking additional capital, either in the form of additional investment in Series B Preferred Stock or otherwise. If Holdings or the Company fails to secure additional capital or alternate sources of liquidity before the end of the first quarter of 1999, the Company's ability to continue its current operations will be in question.

         Although the unaudited financial statements for the nine months ended September 30, 1998 have not been audited by Arthur Andersen LLP, they have informed the Company that if the conditions described above continue to exist at the time of their audit of the financial statements for the year ended December 31, 1998, their report on those statements will include an explanatory fourth paragraph because of substantial doubt about going concern.

INFLATION

         The Company believes that to date inflation has not had a material effect on its results of operations. Although inflation may in the future effect the cost of VLU and messaging units sold by the Company, the Company expects that technology and engineering improvements are likely to offset any foreseeable cost increases.


Item 3.   Quantitive and Qualitative
          Disclosures About Market Risks

Not applicable.

                                    PART II
                               OTHER INFORMATION


Item 5.   Other Information.

          On October 21, 1998, 132,506.76 shares of $0.01 par value Series B Redeemable Convertible Participating preferred stock ("Series B") were issued by the Company's corporate parent, Teletrac Holdings, Inc. ("Holdings") to certain of its existing stockholders for net cash proceeds of approximately $10 million. The proceeds of such offering were contributed to the Company. They entitle holders to receive cumulative, compounding dividends at the rate of 5% percent per annum. The proceeds are to support on-going working capital needs of the Company. The Company estimates that, including the proceeds of the sale of such securities, current cash resources are sufficient to cover its needs through the end of the first quarter of 1999. Holdings is authorized to issue up to an aggregate 400,000 shares of Series B preferred stock, and is currently in the process of seeking additional equity investments from existing investors and other potential investors. There can be no assurance that Holdings will succeed in seeking additional capital, either in the form of additional investment in Series B Preferred Stock or otherwise. If Holdings or the Company fails to secure additional capital or alternate sources of liquidity before the end of the first quarter of 1999, the Company's ability to continue its current operations will be in question.


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               27.1  Financial data schedule

          (b)  Reports on Form 8-K

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

November 16, 1998

        Exhibit Index

27.1  Financial data schedule