Form 10-K
period 1998-12-31
TELETRAC INC /DE
filed 1999-04-16
CIK 1045419

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------


                                    FORM 10-K


          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended December 31, 1998

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
               For transition period from          to


                                    333-35021
                             Commission file number

                                 TELETRAC, INC.
            (Exact Name of Registrants as Specified in Their Charter)


           Delaware                                      48-1172403
(State or Other Jurisdiction of                     (I.R.S. Employer
 Incorporation or Organization)                     Identification No.)

   2131 Faraday Ave.
     Carlsbad, CA                                         92008
 (Address of Principal                                 (Zip Code)
   Executive Offices)

Registrant's telephone number, including area code: 760-931-2644

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of Each Exchange
         Title of Each Class                           On Which Registered
         -------------------                           ---------------------

               None                                            None


Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of Class)

          Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

          The aggregate market value of the voting and non-voting common equity of the Registrant held by non-affiliates: the Registrant has no publicly traded equity securities. As of December 31, 1998, Teletrac, Inc. had outstanding 249,000 shares of Class A Common Stock and 190,476.19 shares of Series A Redeemable Convertible Participating Preferred Stock.

          Documents Incorporated By Reference: None

                                     PART I.


Item 1.  BUSINESS

General

          As used in this Report, unless the context otherwise requires, the term Company refers to Teletrac, Inc. ("Teletrac").

          The Company, a Delaware corporation, was formed by an investor group led by management in August 1995 to acquire the assets of AirTouch Teletrac (as defined below). AirTouch Teletrac was established to develop land-based 900 MHZ radio networks for wireless location monitoring and related two-way wireless messaging services. AirTouch Teletrac developed the technology and software for such networks and constructed operational systems in six metropolitan markets. The Company acquired the assets of AirTouch Teletrac in January 1996 (the "Acquisition"). In July 1997 Teletrac, Teletrac Holdings, Inc. ("Holdings") and the Holdings stockholders entered into an Exchange Agreement establishing the holding company structure, as described in Item 13 of this Report. To date, the Company has placed approximately $68 million in private equity capital. Investors in such private equity include BancBoston Ventures, Inc.; Burr, Egan, Deleage Funds; Eos Partners; GCC Investments, Inc.; Kingdon Capital; Toronto Dominion Capital (U.S.A.), Inc.; and TruePosition, Inc. (formerly Associated RT, Inc.).

          The Company is highly leveraged and has incurred losses in each year of operations. The Company expects to continue to incur significant net losses and incur capital expenditures as it pursues plans to expand its operating networks, product offerings and customer base. There can be no assurance that the Company will be profitable in the future or obtain the additional financing resources that may be necessary to support its current operations, new market expansion, and product development activities.

          The Company's existing cash resources at December 31, 1998 and expected cash flow from operations will be insufficient to fund its current operation and the implementation of the Company's business plan in the short and long term. The Company must raise significant additional capital, a portion of which must be raised beginning in the second quarter fiscal 1999, to fund current operating losses, working capital, debt service and capital expenditures.

          The Company does not intend to construct additional property until such time as it obtains sufficient additional financing to do so. In addition to cash receipts from anticipated customer growth in the current year, the Company is seeking to obtain additional financing from one or more sources including, but not limited to, private equity or debt offerings, restructuring of its equity and debt with its bondholders, bank loans, strategic partners, joint ventures, vendor financing, leasing arrangements, or a combination thereof. Any or all of these additional sources of financing may require the Company to significantly reorganize. These reorganizations may include head count reductions, migration of customers to non-proprietary networks and/or sale or closure of certain existing networks. In addition, certain of the above financing and reorganization scenarios will require the Company to reorganize under Chapter 11 of the U.S. Bankruptcy Code. The Company expects to complete its financing plans early in the second fiscal quarter of 1999. The Company's intent in any scenario is to avoid any disruption to customers in existing markets and has accordingly implemented stringent cost control and expenditure reductions. Additionally the Company is evaluating the sale of certain networks and migrating certain markets to non-proprietary networks. There can be no assurance that the Company will be able to obtain the types of financing discussed above on acceptable terms or at all, or that it will achieve the desired results of any Reorganization Plan. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements herein do not include any adjustments that might result from the outcome of this uncertainty.

          This Report contains certain forward-looking statements covering the Company's objectives, planned or expected activities and anticipated financial performance. These forward-looking statements may generally be identified by words such as "expects", "anticipates", "believes", "plans", "should", "will", "may", "projects" (or variants of these words or phrases), or similar language indicating the expression of an opinion or view concerning the future with respect to the Company's financial position, results of operations, prospects or business. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in detail in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors" section of the Company's Registration Statement on Form S-1 (Registration Number 333-35017), as declared effective by the Securities and Exchange Commission on November 5, 1997 (the "Form S-1").

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

          As of December 31, 1998, the Company operated in 12 metropolitan markets: Los Angeles, Miami, Chicago, Detroit, Dallas, Houston, Orlando, San Francisco, San Diego, Washington, D.C., New York and Sacramento. As of December 31, 1998, the Company served over 3200 commercial fleet accounts, more than any other provider of fleet vehicle location services, and had approximately 88,652 units in service with commercial customers. In its Miami and Los Angeles markets, the Company also uses its proprietary location systems to provide vehicle location and stolen vehicle recovery services to consumers. As of December 31, 1998, the Company had approximately 8,163 consumer units in service.

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

          The Company believes that its cost-effective network allows it to provide more comprehensive fleet management services than are available at a competitive price using another technology. To provide effective fleet monitoring and management services in an urban or suburban environment, fleet operators need to frequently update the location of their vehicles. The Company's commercial fleet customers typically locate every vehicle simultaneously every 15 minutes throughout the day and send messages to the drivers as needed.

          Due to the diversity of metropolitan commercial fleets, the Company's customer base ranges from independent plumbers with one or two vehicles to large municipal bus and ambulance fleets and national delivery companies. The Company's range of products allows it to provide a fleet management solution to meet each segment of this market. However, the Company has recently determined to target marketing and sales efforts primarily at fleets of at least ten vehicles, which it believes it can service more cost-effectively than smaller fleets. The Company believes that the expansion of its networks to its new metropolitan markets will allow it to attract nationwide customers with fleet operations in a number of metropolitan markets. Among the Company's current customers are Emery Air Freight, Inc., Brinks Incorporated (security transportation), Roto Rooter Corp., Tele-Communications, Inc., and department stores such as Target.

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

          Fleet Director(R) is a proprietary software application that provides fleet customers accurate fleet vehicle location through the customer's detailed digitized map of a metropolitan area displayed on the customer's dedicated personal computer, which is connected to the Company's networks. Fleet Director(R) displays the position of all VLU-equipped vehicles at periodic intervals determined by the customer (typically every 15 minutes), at the time of each communication with a vehicle and otherwise as specified by the customer. Customers can adjust the level of map detail through a zoom in/zoom out feature, allowing a customer to simultaneously view the location of all fleet vehicles or to focus in on a single vehicle. Fleet operators can establish "zones of compliance" around their customers' locations, their drivers' homes, or other locations to detect whether vehicles enter or leave specific areas. Fleet Director(R) also produces reports that detail a driver's route and the time of each stop and provides documentation for customers who require verification of deliveries. Such reports are produced on screen in real-time and can be faxed or electronically transmitted daily to the customer by the Company. Real-time location reports can also be saved on the customer's computer to be retrieved and reviewed on-screen or printed at a later time.

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

          Both the MDT and the SMT automatically provide customers with an electronic "receipt" when the message is received and therefore do not rely on drivers for vehicle locations or message delivery. As a result, the Company's system provides more reliable location information and messages than many competing technologies. The Company's communication applications generally have lower service costs than conventional real-time, two-way communication services, such as cellular, SMR and ESMR services. In 1998, the Company sold approximately 16,400 MDTs and SMTs, and approximately 70% of all new units sold to commercial customers in the period were SMTs or MDTs. In 1997, the Company sold approximately 10,500 MDTs and SMTs, and approximately 50% of all new units sold to commercial customers in 1997 were SMTs or MDTs.

          The Company has done beta testing on the CDPD networks using deferential GPS for the location, coupled with an MDT or SMT for messaging. The CDPD network passes both location and data messaging information to the Teletrac control center and the customer accesses the information there. The beta tests have been positive and the Company will offer the service in the near future at a slightly higher charge.

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

          Sales and Marketing; Customer Service

          The Company uses a direct sales force to sell its commercial vehicle location and fleet management services, and has a sales force located in each market where it operates. The Company's sales efforts rely on sales managers who supervise the sales activities of sales representatives, contact and negotiate with larger potential customers, and have authority to negotiate prices within defined parameters. Sales commissions generally are directly linked to the number of units a sales person sells. As of December 31, 1998, the Company's direct sales force consisted of approximately 76 employees.

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

          The Company also offers a proprietary telephone-operated mobile information service called OZZ(R). This service allows its subscribers telephone access to a computer that will locate a subscriber's vehicle in real-time and report its location for compliance, security and convenience purposes. The subscriber calls the Teletrac OZZ(R) telephone number, enters a personal identification number for the vehicle to be located and within seconds receives an automated voice response indicating the location of the vehicle at that time. In addition to providing the customer with the location of the vehicle, OZZ(R) is a "mobile yellow pages" that provides the customer the location of nearby prominent businesses or landmarks from a menu of choices. The customer can call OZZ(R) and obtain information such as the location of the nearest fast food restaurant, automatic teller machine, gas station, hospital, police station, or interstate on-ramp. Teletrac offers OZZ(R) to both consumer and commercial customers. The OZZ(R) service can also be used to remotely instruct the VLU to lock/unlock the doors of the vehicle. The firm that has contracted to provide roadside assistance service for the Company estimates that 25% of roadside assistance calls are for keys locked in the vehicle.

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

Network and Subscriber Equipment

          The Company terminated its agreements with Tadiran, its former supplier of VLUs and IBSUs, in December 1998. The Company does not expect to purchase additional VLUs because inventory is expected to be sufficient to cover projected sales. See "Management's Discussion and Analysis of Results of Operations and Financial Condition." The Company is working with two manufacturers on the development of alternative location and messaging devices that would support location either through the Company's proprietary technology or GPS-based technology and that would support messaging through a variety of wireless technologies (including CDPD and CDMA).

          The Company's network also includes a number of components that are used in the wireless messaging industry. The Company purchases standard transmitters from Glenayre Technologies, Inc. and Motorola, Inc. The transmitters, which are similar to transmitters used in one-way paging networks transmit the Forward Link in a manner similar to a paging network. Much of the Company's communications equipment, its antennas and many other components of its networks are also available through a number of existing suppliers of wireless messaging equipment.

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


          To maintain grandfathered status for its existing licenses, the Company was required, among other things, to complete its construction of licensed transmitter sites by January 1, 1997, to a level where each system would be capable of locating a vehicle. By December 31, 1996, the Company had constructed LMS systems capable of locating a vehicle in 26 markets, including the six markets in which the Company had systems that were in operation prior to 1995. The grandfathered authorizations issued to the Company allow the operation of multilateration LMS base stations at particular sites specified in the authorization, subject to a requirement that base stations may not be relocated to a site more than two kilometers from an initially authorized site. In a few instances, the Company has obtained waivers from the FCC to permit location of a transmitter site to a location more than two kilometers from the original site. In December 1998, the Company requested that the FCC cancel licenses in three markets.

          Current FCC rules do not provide for grandfathered LMS licensees like the Company to construct "fill-in" transmitters to service gaps in the service coverage area due to terrain obstructions. On December 18, 1997, however, the FCC granted the Company, at the Company's request, a waiver that permits the Company to obtain authorizations for new "fill-in" transmitters within the coverage area of its facilities, subject to the conditions in the waiver order. The Commission has granted some of the Company's applications for "fill-in" transmitters in several markets and other applications remain pending before the FCC.


          Frequency Conversion

          The FCC's rules require the Company to change the frequency on which the Forward Link operates and to modify system equipment for the new frequency by April 1, 1998. The Company constructed transmission equipment in 1996 that modified the frequency on which the Forward Link operates in all of its existing markets. The Company completed the frequency conversion pursuant to the FCC's grant of waivers extending the April 1998 conversion deadline. All equipment of both the Company and its customers now has been converted to the new band plan.

          The FCC intends to award the remaining spectrum for multilateration LMS through competitive bidding in an auction, with one license auctioned in each of three spectrum bands allotted for multilateration LMS on an "EconomicAreas" (EAs) basis. There are 172 EAs covering the continental United States. The FCC began the auctions in February 1999. The Company did not bid for spectrum in the LMS auction. The Company understands that the FCC will expect cooperative arrangements for sharing between grandfathered licensees and the eventual EA licensees resulting from the auction. The Company would be permitted to continue operating its grandfathered facilities in that EA, but it would be precluded from expanding its coverage area within such EA.

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

          In addition, the FCC order requires that interconnection to the public switched telephone network be on a "store and forward" basis. This requirement limits the Company's ability to offer real-time voice communications services, except with respect to emergency communications. LMS customers may engage in delayed voice or data messaging over the telephone system. The FCC set a thirty-second delay as the "safe harbor" for store-and-forward interconnection but acknowledged that other approaches may also be acceptable depending upon the configuration of the system.

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

          Although the Company is controlled by U.S. citizens, non-U.S. persons currently hold slightly more than 25% of the ownership of the Company. If the FCC were to reclassify its multilateration LMS as CMRS at a time when the Company's level of foreign ownership or foreign voting rights exceeded 25%, the Company would be required to obtain a public interest determination from the FCC approving its level of foreign ownership or to restructure its ownership to meet the 25% benchmark. World Trade Organization ("WTO") agreements and the FCC's implementing rules are intended to open additional opportunities for foreign investments by WTO member countries in U.S. entities that control CMRS licenses. The FCC's implementation of the WTO agreements would require the Company, if its services were classified as CMRS and its foreign ownership exceeded the benchmark to obtain a public interest determination from the FCC.


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

          Multilateration LMS systems operate on frequencies that have been allocated to LMS by the FCC on a secondary basis. This means that LMS operations cannot cause interference to, and may be required to accept interference from, users of those same or adjacent frequencies in the Industrial, Scientific, and

Medical radio service and in the Federal government's radio location service. In addition, under Part 15 of the FCC's rules, certain unlicensed radio devices (such as spread spectrum devices used for local area networks) operate on the same or adjacent frequencies as LMS systems. Although multilateration LMS systems generally have priority in the use of their frequencies over such Part 15 devices, the FCC's rules provide a "safe harbor" for the operation of Part 15 devices in LMS spectrum. If a Part 15 device is operated in a manner that satisfies those safe harbor requirements (which were designed to avoid or minimize the risk of interference to LMS services), an LMS system that nonetheless suffers interference from such a Part 15 device may have no recourse other than to negotiate with the Part 15 user on methods for eliminating or reducing the interference. In addition, as a condition of the LMS license, the FCC has stated that operators of new LMS systems must perform testing to demonstrate that the system does not cause unacceptable interference to Part 15 devices. To date, the FCC has specifically declined to specify the nature of such testing and how they might be used to determine whether the multilateration LMS system is causing unacceptable interference to Part 15 devices. The FCC has indicated that the purpose of the testing is to insure that multilateration LMS licensees take efforts to minimize interference to existing Part 15 devices when designing and constructing their systems; Part 15 devices remain secondary to multilateration LMS operations.

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

          Other Proceedings. Other proceedings pending from time to time at the FCC may affect the business and operations of the Company, including but not limited to, (i) changes in spectrum allotments and usage restrictions that may permit the operation of terrestrial location-related services in other bands;
(ii) changes in FCC rules and policies governing interconnection with the switched telephone network; (iii) rule making proceedings to develop the rules and policies that will govern the auction of the LMS spectrum; (iv) changes in the general licensing rules and policies of the FCC affecting LMS applications; and (v) changes in FCC regulatory policies generally governing the land mobile communication services.

          The Company cannot predict when the FCC will act on any of these matters or what effect such action may have on its business.


Employees

          At December 31, 1998, the Company had approximately 355 employees. Substantially all of the Company's employees are full-time. The Company's employees are not unionized and the Company believes that its relations with its employees are good.


Item 2. DESCRIPTION OF PROPERTIES

          As of December 31, 1998, the Company had approximately 531 site and tower leases for the operation of its transmitters and other equipment on commercial broadcast towers and at other fixed sites. The Company believes that in general the terms of its leases are competitive based on market conditions. The Company believes its facilities are suitable and adequate for its purposes. The Company relocates its transmission and receiver sites from time to time and does not anticipate any material problems in obtaining and retaining site and tower leases in the future.

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



                                                Predecessors(1)                          The Company
                                  ---------------------------------------------------------------------------------
                                                           Year Ended December 31,
                                  ---------------------------------------------------------------------------------
                                    1992        1993        1994        1995         1996(2)      1997       1998
                                                                  (In thousands)
Statement of Operations Data:
Revenues: .....................   $  6,805    $ 11,550    $ 15,336    $ 13,244      $ 15,957    $ 24,821    $28,615
Operating Expenses
  Cost of revenues ............      7,212       5,748       6,357       4,323         7,031      11,660     13,469
  Selling, general and
  administrative ..............     44,336      40,272      28,234      23,674        20,186      35,373     40,842
  Refrequencing costs(3) ......         --          --          --       5,936         1,340       1,110        390
  Restructuring charge ........         --          --          --          --            --          --     19,668
  Depreciation and amortization      3,844       5,155       5,218       4,458         1,254       2,679      5,781
Asset impairment(4) .........           --          --          --      10,967            --          --         --
                                  --------    --------    --------    --------      --------    --------   --------

Total operating expenses ......     55,392      51,175      39,809      49,358        29,811      50,822     80,150
                                  --------    --------    --------    --------      --------    --------   --------

Operating Loss ................    (48,587)    (39,625)    (24,473)    (36,114)      (13,854)    (26,001)   (51,535)

  Interest Expense ............     (7,154)    (10,318)    (15,610)    (21,239)         (109)     (6,374)   (14,501)
  Other .......................       (166)         16         259         (27)          171       2,620      2,616
                                  --------    --------    --------    --------      --------    --------   --------

Net loss before dividends......   $(55,907)   $(49,927)   $(39,824)   $(57,380)     $(13,792)   $(29,755)  $(63,420)
                                  ========    ========    ========    ========      ========    ========   ========



                                                    As of December 31,
                       -----------------------------------------------------------------------------------
                         1992         1993         1994         1995         1996       1997       1998
                                                      (In thousands)
Balance Sheet Data:

Cash and cash equiva-
lents: .............   $   3,253    $   1,586    $     546           --    $  27,639   $  41,481   $  5,954
Restricted cash and
investments ........          --           --           --           --        1,256      36,692     22,023
Total assets .......      42,968       37,392       28,852       11,137       53,713     132,362     77,397
Long-term debt .....     129,250      170,653      203,285      226,101        1,615     100,326    101,215
Preferred
stock ..............          --           --           --           --       33,340      38,920     54,068
Partners'/Stock
holders' equity (def-
icit) ..............     (94,786)    (144,713)    (184,038)    (241,418)       7,111     (20,556)  (89,932)


------------
[FN]
(1) Represents financial and operating data of PacTel Teletrac for the years ended December 31, 1992 and 1993 and AirTouch Teletrac for the year ended December 31, 1994 and for the period January 1, 1995 through December 28, 1995, the date on which AirTouch Teletrac was dissolved.

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

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

          The Company is currently experiencing severe financial difficulty, and the possibility of filing for bankruptcy is imminent. (See Liquidity and Capital Resources).

          The Company is the leading national provider of vehicle location and fleet management services in metropolitan areas. The Company currently group sits operations primarily into two divisions: commercial fleet management and consumer vehicle services. The commercial fleet management division provides products and services that allow fleet operators to increase driver productivity, improve customer service, limit unauthorized vehicle use, and reduce driver overtime. The consumer vehicle services division provides real-time stolen vehicle recovery, vehicle location, and roadside assistance. Management's Discussion and Analysis of Financial Condition and Results of Operations contain statements regarding matters that are not historical facts, but rather are forward-looking statements. These statements are based on current financial and economic conditions and current expectations and involve risk and uncertainties. The Company's actual results may differ materially from the results discussed in forward-looking statements. There can be no assurance that the Company's future operations will generate operating or net income. Factors that might cause such a difference include, but are not limited to, the "Risk Factors" set forth in the Company's Registration Statement on Form S-1.

          The Company's revenues are derived from sales and installation of VLUs and charges for its services. An SMT or an MDT may be sold with the VLU to provide additional wireless data information to and from the vehicle. The Company sells its proprietary software and a computer workstation that provides the customer with mapped vehicle locations, location data storage, and a means for data messaging. The Company assesses a fixed monthly airtime service fee of $29 for an installed VLU, $34 for a VLU coupled with an additional SMT unit, and $39 for a VLU coupled with an additional MDT unit. The Company recognizes revenue from the sale of equipment at the time the equipment is installed. At December 31, 1998, the Company had approximately 3,749 units ordered by customers but not yet installed.

          The Company recorded a restructuring charge of $19.7 million for the twelve months ended December 31, 1998. The charge was the result of management and organizational changes designed to improve profitability, increase customer focus, and decrease customer cancellations by becoming technologically neutral. The Company no longer plans to open new markets using its proprietary RF networks and has written down assets and the costs of deinstalling those assets amounting to $17.3 million. The Company has terminated its agreement with its VLU supplier and was subject to a penalty and write-off of VLU's that are not on the correct frequency totaling $1.4 million. The Company cancelled its revolving credit agreement and expensed the deferred costs of $0.8 million. The Company also expensed deferred costs of $0.2 million for certain RF related projects.

RESULTS OF OPERATIONS

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997.

          OPERATING REVENUES. Total operating revenues for 1998 were $28.6 million, compared to $24.8 million in 1997, an increase of 15%.

          Service revenues, which include revenues from both sold units and rental units, increased to $18.0 million in 1998 from $12.9 million in 1997, an increase of 40%, primarily due to an increase in the number of commercial units in service, to 88,652 at December 31, 1998 from 65,930 at December 31, 1997. Also, the average commercial service revenue per unit increased to $17.56 in December 1998 from $17.26 in December 1997 as a result of an increase in both ancillary services and monthly airtime rates.

          Equipment revenues decreased to $10.6 million for the year ended December 31, 1998 from $11.9 million for the year ended December 31, 1997, principally due to the introduction of the Company's rental program in the first quarter of 1998. Gross commercial sales (installations) increased to 36,010 units for the year ended December 31, 1998 from 30,579 units for year ended December 31, 1997. Equipment revenues in future periods may continue to decline relative to the number of new units going into service because of the equipment rental program in which units are rented rather than sold.

          Equipment rental revenues, which are included in total equipment revenues, increased to approximately $573,000 for the twelve months ended December 31, 1998 from $0 for the twelve months ended December 31, 1997. The total number of rental units in service at December 31, 1998 was 3,847. The rental program was introduced in the first quarter of 1998.

          COST OF SERVICE REVENUES. Cost of service revenues includes the direct cost of providing service (network telephone, billing, roadside assistance and bad debt expense). Cost of service revenues increased to $4.2 million for the twelve months ended December 31, 1998 from $2.8 million for the twelve months ended December 31, 1997. Cost of service revenues increased primarily in network telephone costs from new market build-out.

          COST OF EQUIPMENT REVENUES. Cost of equipment revenues includes the direct cost of equipment provided to customers, installation and other direct ancillary equipment. Cost of equipment revenues increased to $9.3 million for the twelve months ended December 31, 1998 from $8.8 million for the twelve months ended December 31, 1997. Cost of equipment revenues decreased primarily as a result of the Company's rental program and a one-time charge to write down inventory by approximately $1.1 million at the end of 1998.

          SELLING, GENERAL AND ADMINISTRATIVE, ENGINEERING, AND RESEARCH AND DEVELOPMENT EXPENSES. Selling, general and administrative, engineering, and research and development expenses increased by $5.4 million, to $40.8 million for the twelve months ended December 31, 1998 from $35.4 million for the twelve months ended December 31, 1997 related to the Company's expansion. The Company expensed $1.5 million in the twelve months ended December 31, 1998 relating to research and development, compared with $3.4 million in 1997.

          REFREQUENCY COSTS. Refrequency costs accrued for the twelve months ended December 31, 1998 was $0.4 million. The accrual, reflects a change in estimate for the total refrequency liability.

          RESTRUCTURING CHARGE AND OTHER. The Company charged $19.7 million for the twelve months ended December 31, 1998. The charge was the result of management and organizational changes designed to improve profitability, increase customer focus, and decrease customer cancellations by becoming technologically neutral. The Company no longer plans to open new markets using its proprietary RF networks and has written down assets and the costs of deinstalling those assets amounting to $17.3 million. The Company has terminated its agreement with its VLU supplier and was subject to a penalty and write-off of VLU's that are not on the correct frequency totaling $1.4 million. The Company cancelled its revolving credit agreement and expensed the deferred costs of $0.8 million. The Company also expensed deferred costs of $0.2 million for certain RF related projects.

          DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased for the twelve months ended December 31, 1998 to $5.8 million from $2.7 million for the twelve months ended December 31, 1997, primarily due to depreciation on additional assets related to the new market build-out and additional infrastructure in existing markets.

          OPERATING LOSSES. Operating losses incurred by the Company were $39.1 million for the twelve months ended December 31, 1998, as compared to $26.0 million for the twelve months ended December 31, 1997, for the reasons discussed above.

          INTEREST EXPENSE. Interest expense was $14.5 million for the twelve months ended December 31, 1998 compared to $6.4 million for the twelve months ended December 31, 1997, and primarily relates to the senior notes.

          NET LOSS. For the reasons discussed above net loss increased to $51.0 million for twelve months ended December 31, 1998 from $29.8 million for twelve months ended December 31, 1997.

          TAX BENEFIT. No tax benefit has been recognized for any period due to the uncertainty of net operating loss carry-forward utilization.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996.

          OPERATING REVENUES. Total operating revenues for 1997 were $24.8 million, compared to $16.0 million in 1996, an increase of 55%.

          Service revenues increased to $12.9 million in 1997 from $8.9 million in 1996, an increase of 45%, primarily due to an increase in the number of commercial units in service, to 65,930 at December 31, 1997 from 43,156 at December 31, 1996. Also, the average commercial service revenue per unit increased to $17.26 in December 1997 from $15.33 in December 1996 as a result of an increase in both ancillary services and monthly airtime rates.

          Equipment revenues increased to $11.9 million for the year ended December 31, 1997 from $7.0 million for the year ended December 31, 1996, principally due to the increase in the number of commercial units installed. Gross commercial sales (installations) increased to 30,579 units for the year ended December 31, 1997 from 14,093 units for year ended December 31, 1996.

          COST OF SERVICE REVENUES. Cost of service revenues includes the direct cost of providing service (network telephone, billing, roadside assistance and bad debt expense). Cost of service revenues increased to $2.8 million for the twelve months ended December 31, 1997 from $2.1 million for the twelve months ended December 31, 1996. Cost of service revenues increased primarily in network telephone costs from new market build-out.

          COST OF EQUIPMENT REVENUES. Cost of equipment revenues includes the direct cost of equipment provided to customers, installation and other direct ancillary equipment. Cost of equipment revenues increased to $8.8 million for the twelve months ended December 31, 1997 from $5.0 million for the twelve months ended December 31, 1996. Cost of equipment revenues increased primarily due to the number of commercial units installed.

          SELLING, GENERAL AND ADMINISTRATIVE, ENGINEERING, AND RESEARCH AND DEVELOPMENT EXPENSES. Selling, general and administrative, engineering, and research and development expenses increased by $15.2 million, to $35.4 million for the twelve months ended December 31, 1997 from $20.2 million for the twelve months ended December 31, 1996 related to the Company's expansion. The Company expensed $3.4 million in the twelve months ended December 31, 1997 relating to research and development, compared with $1.0 million in 1996.

          REFREQUENCY COSTS. Refrequency costs accrued for the twelve months ended December 31, 1997 was $1.1 million. The accrual, reflects a change in estimate for the total refrequency liability.

          DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased for the twelve months ended December 31, 1997 to $2.7 million from $1.3 million for the twelve months ended December 31, 1996, primarily due to depreciation on additional assets related to the new market build-out and additional infrastructure in existing markets.

          OPERATING LOSSES. Operating losses incurred by the Company were $26.0 million for the twelve months ended December 31, 1997, as compared to $13.9 million for the twelve months ended December 31, 1996, for the reasons discussed above.

          INTEREST EXPENSE. Interest expense was $6.4 million for the twelve months ended December 31, 1997 compared to $0.1 million for the twelve months ended December 31, 1996, and primarily relates to the senior notes.

          NET LOSS. For the reasons discussed above net loss increased to $29.8 million for twelve months ended December 31, 1997 from $13.8 million for twelve months ended December 31, 1996.

          TAX BENEFIT. No tax benefit has been recognized for any period due to the uncertainty of net operating loss carry-forward utilization.


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

LIQUIDITY AND CAPITAL RESOURCES

          The Company is highly leveraged and has incurred losses in each year of operations. The Company expects to continue to incur significant net losses and incur capital expenditures as it pursues plans to expand its operating networks, product offerings and customer base. There can be no assurance that the Company will be profitable in the future or obtain the additional financing resources that may be necessary to support its current operations, new market expansion, and product development activities.

          The Company's existing cash resources at December 31, 1998 and expected cash flow from operations will be insufficient to fund its current operation and the implementation of the Company's business plan in the short and long term. The Company must raise significant additional capital, a portion of which must be raised beginning in the second quarter fiscal 1999, to fund current operating losses, working capital, debt service and capital expenditures. In the event that additional financing is not obtained by early in the second quarter in fiscal 1999, the Company or its subsidiaries might be required to seek protection from its creditors under the U.S. Bankruptcy Code.

          The Company does not intend to construct additional property until such time as it obtains sufficient additional financing to do so. In addition to cash receipts from anticipated customer growth in the current year, the Company is seeking to obtain additional financing from one or more sources including, but not limited to, private equity or debt offerings, restructuring of its equity and debt with its bondholders, bank loans, strategic partners, joint ventures, vendor financing, leasing arrangements, or a combination thereof. Any or all of these additional sources of financing may require the Company to significantly reorganize. These reorganizations may include head count reductions, migration of customers to non-proprietary networks and/or sale or closure of certain existing networks. In addition, certain of the above financing and reorganization scenarios will require the Company to reorganize under Chapter 11 of the U.S. Bankruptcy Code. The Company expects to complete its financing plans early in the second fiscal quarter of 1999. The Company's intent in any scenario is to avoid any disruption to customers in existing markets and has accordingly implemented stringent cost control and expenditure reductions. Additionally the Company is evaluating the sale of certain networks and migrating certain markets to non-proprietary networks. There can be no assurance that the Company will be able to obtain any such financing on acceptable terms or at all, or that it will achieve the desired results of any Reorganization Plan.

          Capital expenditures were $12.1 million for the twelve months ended December 31, 1998, primarily for the build-out of the Company's networks in new markets. The Company currently expects that its aggregate capital expenditures will be $3.4 million for 1999. These capital expenditures will consist primarily of costs associated with internal software development, the maintenance of existing markets, supporting the Company's rental program, and other capital improvements.

          The Company received 46,543 Vehicle Location Units ("VLUs") and 16,000 messaging units valued at approximately $11.8 million during 1998. No additional purchases of VLU's will be made in 1999 since inventory on hand is sufficient to fulfill projected sales.

INFLATION

          The Company believes that to date inflation has not had a material effect on its results of operations. Although inflation may in the future effect the cost of VLU and messaging units sold by the Company, the Company expects that technology and engineering improvements are likely to offset any foreseeable cost increases.

FASB PRONOUNCEMENTS

          SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131,"Disclosure About Segments of an Enterprise and Related Information," both issued in June 1997, are effective for the Company's 1998 fiscal year and had no material effect on the Company's financial position or results of operations.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                    TELETRAC HOLDINGS, INC. AND SUBSIDIARIES

   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


TELETRAC HOLDINGS, INC.

Fiscal Years Ended 1998, 1997 and 1996

Report of Independent Public Accountants......................................34
Consolidated Balance Sheets as of December 31, 1998
 and 1997.....................................................................35
Consolidated Statements of Operations for the years
  December 31, 1998, 1997 and 1996............................................36
Consolidated Statements of Stockholders' Equity (Deficit) for the
  years ended December 31, 1998, 1997 and 1996................................37
Consolidated Statements of Cash Flows for the years
  ended December 31, 1998, 1997 and 1996......................................38
Notes to Consolidated Financial Statements....................................39
Schedule II - Valuation and Qualifying Account
  for the years ended December 31, 1998, 1997 and 1996........................52

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Teletrac, Inc.:

          We have audited the accompanying consolidated balance sheets of Teletrac, Inc., a Delaware corporation, and its subsidiary (the "Company"), as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Teletrac, Inc. and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 1, the the Company has incurred significant recurring losses from operations, has a net capital deficiency of approximately $90 million and does not have sufficient working capital to continue its existing operations beyond approximately April 1999. The Company is currently attempting to obtain additional financing from one or more sources including, but not limited to, private equity or debt offerings, bank loans, strategic partners, joint ventures, leasing arrangements, or a combination thereof. In addition, under certain financing scenarios the Company might be required to file a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the very near term. If this course of action is deemed necessary, management's intent is to file a Plan of Reorganization that would be acceptable to the Court and the Company's creditors. In the event a Plan of Reorganization is accepted, continuation of the business thereafter is dependent on the Company's ability to achieve successful future operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities which might result if the Company restructures its debt or is forced to liquidate.

          Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                       /s/ARTHUR ANDERSEN LLP

San Diego, California
March 10, 1999

                        TELETRAC, INC. AND ITS SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997

                                     ASSETS



                                                                                  1998            1997
                                                                              -------------- ---------------

CURRENT ASSETS:
    Cash and cash equivalents                                                   $ 5,953,505    $ 41,480,737
    Accounts receivable- less allowances of $983,154 and $612,639
       at 1998 and 1997                                                           4,608,619       4,018,874
    Inventory                                                                     8,319,016       5,441,695
    Prepaid expenses and other current assets                                     1,483,843       5,519,652
    Short-term portion of restricted investments                                  6,125,000       5,920,833
                                                                              -------------- ---------------
            Total current assets                                                 26,489,983      62,381,791
                                                                              -------------- ---------------

RESTRICTED CASH                                                                           -       1,750,000

RESTRICTED INVESTMENTS, HELD TO MATURITY                                         22,023,208      34,942,381

PROPERTY AND EQUIPMENT, net of accumulated
    depreciation of $7,126,335 and $3,616,207 at 1998 and 1997                   19,135,386      26,963,180

INVENTORIES, LONG-TERM                                                            3,435,700               -

OTHER ASSETS, net of accumulated amortization of $468,141
    and $322,635 at 1998 and 1997                                                 6,312,294       6,324,380
                                                                              -------------- ---------------
           Total assets                                                         $77,396,571   $ 132,361,732
                                                                              ============== ===============


                              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Accounts payable                                                            $ 1,505,499     $ 3,362,390
    Accrued expenses                                                              3,103,998       1,214,455
    Current portion of long term obligations                                      1,246,999         727,624
    Accrued interest                                                              6,125,000       5,920,833
    Refrequencing liability                                                          64,469       3,076,871
                                                                              -------------- ---------------
            Total current liabilities                                            12,045,965      14,302,173
                                                                              -------------- ---------------

SENIOR NOTES, 14%, due August 1, 2007                                            98,445,776      98,253,377

LONG-TERM OBLIGATIONS                                                             2,769,638       2,072,142

COMMITMENTS AND CONTINGENCIES (Notes 1 and 11)

PREFERRED STOCK, Series A and A-1, redeemable convertible
    participating, 15% dividend, 190,477 shares authorized and
    190,476.19 shares issued and outstanding                                     44,033,500      38,290,000

PREFERRED STOCK, Series B, convertible participating, 5% dividend, 400,000
    shares authorized and 132,506.76 shares issued and outstanding               10,034,181               -

PREFERRED STOCK, undesignated, 567,388 shares authorized,
    none issued or outstanding                                                            -               -

PREFERRED STOCK, redeemable, 400,000 shares authorized,
    none issued or outstanding                                                            -               -

STOCKHOLDERS' DEFICIT:
    Common stock, Class A, $0.01 par value, 507,934 shares
       authorized and 249,000 issued and outstanding                                  2,490           2,490
    Common stock, Class B, $0.01 par value, 70,000 shares
       authorized and none issued or outstanding                                          -               -
    Paid-in capital                                                              17,815,909      23,772,610
    Accumulated deficit                                                        (107,750,888)    (44,331,060)
                                                                              -------------- ---------------
            Total stockholders' deficit                                         (89,932,489)    (20,555,960)
                                                                              -------------- ---------------
            Total liabilities and stockholders' deficit                         $77,396,571   $ 132,361,732
                                                                              ============== ===============

               The accompanying notes are an integral part of these consolidated financial statements.


                        TELETRAC, INC. AND ITS SUBSIDIARY


                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                           1998              1997              1996
                                                     ----------------- ----------------- -----------------

OPERATING REVENUES:
     Service Revenue                                     $ 18,028,832      $ 12,924,261       $ 8,924,017
     Equipment Revenue                                     10,585,835        11,896,861         7,032,967
                                                     ----------------- ----------------- -----------------
         Total operating revenues                          28,614,667        24,821,122        15,956,984

OPERATING EXPENSES:
     Cost of service revenue                                4,206,939         2,839,292         2,047,972
     Cost of equipment revenue                              9,261,564         8,820,791         4,982,875
     Selling, general and administrative                   30,217,327        24,630,448        14,035,038
     Engineering                                            9,105,332         7,367,702         5,149,488
     Research and development                               1,519,613         3,374,247         1,001,000
     Refrequencing costs                                      390,000         1,110,166         1,340,315
     Restructuring charge and other                        19,667,557                  -                 -
     Depreciation and amortization                          5,781,103         2,679,243         1,254,049
                                                     ----------------- ----------------- -----------------
LOSS FROM OPERATIONS                                      (51,534,768)      (26,000,767)      (13,853,753)
                                                     ----------------- ----------------- -----------------

OTHER EXPENSE (INCOME):
     Interest expense                                      14,501,454         6,373,706           108,600
     Interest income                                       (2,616,394)       (2,619,409)         (170,884)
                                                     ----------------- ----------------- -----------------
          Total other (income) and expenses                11,885,060         3,754,297           (62,284)
                                                     ----------------- ----------------- -----------------

LOSS BEFORE INCOME TAXES                                  (63,419,828)      (29,755,064)      (13,791,469)

INCOME TAXES                                                        -                 -                 -
                                                     ----------------- ----------------- -----------------

NET LOSS                                                $ (63,419,828)    $ (29,755,064)    $ (13,791,469)
                                                     ----------------- ----------------- -----------------

PREFERRED DIVIDENDS                                         5,839,674         4,950,000           340,000
                                                     ----------------- ----------------- -----------------

NET LOSS APPLICABLE TO
     COMMON STOCK                                       $ (69,259,502)    $ (34,705,064)    $ (14,131,469)
                                                     ================= ================= =================


               The accompanying notes are an integral part of these consolidated financial statements.


                        TELETRAC, INC. AND ITS SUBSIDIARY


            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

         AS OF AND FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996





                                                                  Common Stock          Paid-in        Accumulated
                                                              --------------------
                                                                Class A   Class B       Capital          Deficit
                                                              ---------- --------- ---------------- -----------------


BALANCE, December 31, 1995                                        $ 190      $ 37     $  2,267,025     $    (784,527)
    Issuance of common stock                                      1,980       283       21,634,814                 -
    Conversion of Class B common
      stock to Class A common stock                                 320      (320)               -                 -
    Cost of issuance of preferred stock, Series A                     -         -       (1,877,745)                -
    Net loss                                                          -         -                -       (13,791,469)
    Preferred stock dividends                                         -         -         (340,000)                -
                                                              ---------- --------- ---------------- -----------------

BALANCE, December 31, 1996                                        2,490         -       21,684,094       (14,575,996)
    Pushdown of warrant proceeds
      related to senior debt                                          -         -        7,039,954                 -
    Cost of issuance of preferred stock, Series A                     -         -           (1,438)                -
    Net loss                                                          -         -                -       (29,755,064)
    Preferred stock dividends                                         -         -       (4,950,000)                -
                                                              ---------- --------- ---------------- -----------------

BALANCE, December 31, 1997                                        2,490         -       23,772,610       (44,331,060)
    Cost of issuance of preferred stock, Series B                     -         -         (117,027)                -
    Net loss                                                          -         -                -       (63,419,828)
    Preferred stock dividends                                         -         -       (5,839,674)                -
                                                              ---------- --------- ---------------- -----------------

BALANCE, December 31, 1998                                      $ 2,490      $  -     $ 17,815,909    $ (107,750,888)
                                                              ========== ========= ================ =================


                The accompanying notes are an integral part of these consolidated financial statements.



                        TELETRAC, INC. AND ITS SUBSIDIARY


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996




                                                                            1998            1997             1996
                                                                       --------------- ---------------- ---------------

OPERATING ACTIVITIES:
    Net loss                                                             $(63,419,828)    $(29,755,064)   $(13,791,469)
    Adjustments to reconcile net loss to cash used in
       operating activities-
         Depreciation and amortization                                      5,781,103        2,679,243       1,254,049
         Accretion of discount on senior notes                                192,399          293,331               -
         Loss on disposal of assets                                           128,699                -               -
         Asset write down from restructuring                               19,667,557                -               -
         Changes in working capital and other assets and
            liabilities, net of acquisition and refrequency-
              Accounts receivable                                            (823,032)      (1,514,701)     (1,668,164)
              Restricted cash                                               1,750,000         (500,042)         66,904
              Inventory                                                    (7,262,461)      (2,658,763)     (2,674,519)
              Prepaid expenses and other current assets                     3,611,973       (3,406,577)     (1,448,858)
              Accounts payable and accrued expenses                          (668,380)       1,505,446       1,474,386
              Deferred revenue                                               (107,828)          48,963        (745,221)
              Refrequencing liability                                      (3,012,402)      (4,157,287)      1,298,088
              Accrued interest on senior notes                                204,167        5,920,833               -
                                                                       --------------- ---------------- ---------------
                   Cash used in operating activities                      (43,958,033)     (31,544,618)    (16,234,804)
                                                                       --------------- ---------------- ---------------

INVESTING ACTIVITIES:
    Purchases of property and equipment, net                              (12,013,902)     (11,059,260)     (7,097,173)
    Acquisition of other intangible assets                                 (1,095,690)        (175,375)              -
    Acquisition of AirTouch Teletrac                                                -       (1,000,000)     (2,098,875)
                                                                       --------------- ---------------- ---------------
                   Cash used in investing activities                      (13,109,592)     (12,234,635)     (9,196,048)
                                                                       --------------- ---------------- ---------------

FINANCING ACTIVITIES:
    Issuance of common stock, net                                                   -                -      21,637,077
    Issuance of preferred stock, Series A, net                                      -                -      31,122,255
    Issuance of preferred stock, Series B, net                              9,820,980                -               -
    Proceeds from issuance of senior notes and warrants, net                        -      100,090,976               -
    Restricted investments                                                 12,715,006      (40,856,887)              -
    Credit facility                                                            (2,254)        (962,268)              -
    Payments on capital leases                                               (993,339)        (650,999)              -
                                                                       --------------- ---------------- ---------------
                   Cash provided by financing activities                   21,540,393       57,620,822      52,759,332
                                                                       --------------- ---------------- ---------------

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                                  (35,527,232)      13,841,569      27,328,480

CASH AND CASH EQUIVALENTS, beginning of year                               41,480,737       27,639,168         310,688
                                                                       --------------- ---------------- ---------------

CASH AND CASH EQUIVALENTS, end of year                                    $ 5,953,505      $41,480,737     $27,639,168
                                                                       =============== ================ ===============

SUPPLEMENTAL DISCLOSURE-
    Interest (net of amounts capitalized)                                $ 15,070,874        $ 229,650       $ 107,549

       The accompanying notes are an integral part of these consolidated financial statements.


                        TELETRAC, INC. AND ITS SUBSIDIARY


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997


1.  DESCRIPTION OF BUSINESS:

Teletrac, Inc., a Delaware corporation, through its wholly owned subsidiary, Teletrac License, Inc. (the Company), controls licenses issued by the Federal Communications Commission (FCC) to construct and operate radio location networks for the purpose of locating, tracking and communicating with commercial fleet and consumer vehicles as a result of its acquisition of AirTouch Teletrac (Note
2). As of December 31, 1998, the Company operated in twelve metropolitan markets: Los Angeles, Chicago, Detroit, Dallas, Miami, Houston, Orlando, San Francisco, San Diego, Sacramento and Washington, D.C./Baltimore and New York. The Company also uses its proprietary location systems to provide vehicle location and stolen vehicle recovery services to consumers in its Los Angeles and Miami markets. The Company has site specific licenses to construct networks in approximately 11 additional cities. The networks consist primarily of antennas, transmission and receiving equipment, customer-owned vehicle locating units (VLUs) that receive and transmit signals, and operating centers that interpret and relay the transmissions. The Company is a wholly owned subsidiary of Teletrac Holdings, Inc. (Holdings).

Significant Risks and Uncertainties

The Company is highly leveraged and has incurred losses in each year of operations. The Company expects to continue to incur net losses and incur significant capital expenditures as it pursues plans to expand its operating networks, product offerings and customer base. There can be no assurance that the Company will be profitable in the future or obtain the additional financing that may be necessary to support its current operations, market expansion, and product development activities.

The Company does not intend to construct additional property until such time as it obtains sufficient additional financing to do so. In addition to cash receipts from anticipated customer growth in the current year, the Company is seeking to obtain additional financing from one or more sources including, but not limited to, private equity or debt offerings, restructuring of its equity and debt with its bondholders, bank loans, strategic partners, joint ventures, vendor financing, leasing arrangements, or a combination thereof. Any or all of these additional sources of financing may require the Company to significantly reorganize. These reorganizations may include head count reductions, migration of customers to non-proprietary networks and/or sale or closure of certain existing networks. In addition, certain of the above financing and reorganization scenarios will require the Company to reorganize under Chapter 11 of the U.S. Bankruptcy Code. The Company expects to complete its financing plans early in the second fiscal quarter of 1999. The Company's intent in any scenario is to avoid any disruption to customers in existing markets and has accordingly implemented stringent cost control and expenditure reductions. Additionally the Company is evaluating the sale of certain networks and migrating certain markets to non-proprietary networks. There can be no assurance that the Company will be able to obtain any such financing on acceptable terms or at all, or that it will achieve the desired results of any Reorganization Plan. These matters raise substantial doubt about the Company's ability to continue as a going concern.

The Company has made provisions for asset write downs which will be necessary as a result of implementing these plans to the extent that the write downs were deemed probable. Management does not believe that further material write downs will be required under the current plans or in the event of reorganization under Chapter 11 of the U.S. Bankruptcy Code.

The Company's existing cash resources at December 31, 1998 and expected cash flow from operations will be insufficient to fund its current operation and the implementation of the Company's business plan in the short and long term. The Company must raise significant additional capital, a portion of which must be raised beginning in the second quarter fiscal 1998, to fund current operating losses, working capital, debt service and capital expenditures.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities which might result if the Company restructures its debt or is forced to liquidate.

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



                                                Assets and
                                                Liabilities
                                                 Acquired
                                             January 17, 1996
                                            ------------------
Working capital                                 $    217
Property and equipment                             8,218
Licenses                                             600
Refrequencing liability                           (5,936)
                                                ---------
                                                $  3,099
                                                ========

3.  ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements of the Company include its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

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

Revenue Recognition

The Company services the commercial market for use in fleet management and the consumer market for individual vehicle tracking. The commercial systems include VLUs, computer hardware, and vehicle tracking software. On January 1, 1997, the Company changed revenue recognition on sales of commercial systems from recognition upon shipment of the system to recognition of revenue upon installation of the system, which more appropriately matches customer acceptance and payment. This change reduced the reported revenues and cost of revenues in 1997 compared to 1996, however the impact of the change was not material to the Company's current or prior operating results. The commercial service fee revenues are recognized monthly as the services are provided. The VLUs for the consumer market are sold along with monthly service contracts. Service revenues for the consumer market may be paid in advance and are recognized monthly as earned.

Unearned service fees of approximately $93,000 and $201,000 in 1998 and 1997, respectively, are recorded as deferred revenue and are included in accrued expenses in the accompanying consolidated balance sheets.

Cash and Cash Equivalents

The Company considers cash investments, which consist primarily of investments in commercial paper, purchased with a maturity of three months or less to be cash and cash equivalents with cost approximating market.

Investments

Restricted investments consist of cash and cash equivalents and U.S. Treasury securities which will be held until maturity and are carried at amortized cost of $27,595,709 and $39,934,214 plus accrued interest of $552,499 and $929,000 and have an aggregate market value of 27,811,037 and $40,008,000 at December 31, 1998 and 1997, respectively. These restricted investments have been pledged under the subordinated debt agreement (Note 4), for the remaining four semiannual interest payments on the subordinated notes.

Inventories

Inventories consist of VLUs, computer systems and other receiving and transmitting equipment held for sale. Inventory is stated at the lower of cost or market using the first-in, first-out method of valuation.

Inventories consisted of the following at December 31, 1998 and 1997 (in thousands):

                                          1998             1997
                                      -----------      -----------
Vehicle location units                    $ 8,178          $ 3,498
Messaging units                             1,921              920
Computers and software                        208              313
Other inventory                             1,548              711
                                      -----------      -----------
   Total inventory                         11,855            5,442
                                      -----------      -----------
   Less:  long-term inventory               3,536                -
                                      -----------      -----------
   Current Portion                        $ 8,319           $5,442
                                      -----------      -----------

In connection with a supply agreement with a vendor, the Company was required to purchase minimum quantities of VLU's. These purchase requirements resulted in inventory quantities which exceed the next one years anticipated demand. The Company does not have plans to alter its technology in its existing markets. Accordingly, quantities in excess of twelve months' anticipated demand have been classified as long-term inventory in the accompanying financial statements.

Property and Equipment

The Company provides for depreciation expense using the straight-line method. Property and equipment are recorded at cost and significant categories of cost and their estimated useful lives are as follows (in thousands):


                                               Cost
                                       ---------------------    Estimated
                                         1998        1997      Useful Lives
                                       --------    --------    ------------

System equipment                       $16,791      $12,190            7
Computers and office equipment           5,343        3,836            3
Rental VLUs                                762          221            3
Furniture and fixtures                   1,753        1,298            7
Other                                      774        1,581          3-7
Construction in progress                   839       11,453
                                       -------      -------
       Property and equipment           26,262       30,579
   Less- Accumulated depreciation        7,126        3,616
                                       -------      -------
       Net property and equipment      $19,136      $26,963
                                       =======      =======

The Company capitalizes system development costs which represent expenses to add additional functionality to existing system equipment and expansion into new metro areas, as well as new software product development.

Repairs, maintenance and renewal of minor items are charged to expense as incurred. Major renewals and improvements are capitalized and depreciated over their remaining useful lives. The Company capitalized interest costs on construction in progress of approximately $869,000 and $113,000 for the years ended December 31, 1998 and 1997, respectively. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful life of the asset or the remaining term of the underlying lease.

Other Assets

Other assets consist primarily of licenses and deferred costs related to the issuance of subordinated debt and the establishment of the line of credit (Notes 4 and 5) net of accumulated amortization. These deferred debt costs are amortized using the effective interest rate method over the lives of the credit agreements.

Licenses, as acquired from AirTouch Services (Note 2), represent a long-term intangible asset that allows FCC authorization to broadcast at designated frequencies. They are amortized using the straight-line method over 15 years. FCC license terms are for 5-year periods with unlimited options to renew for subsequent 5-year periods.

Income Taxes

The Company is a C corporation for federal income tax purposes. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities applying tax regulations existing at the end of the reporting period. The Company has fully reserved its deferred tax asset, principally the net operating loss carryforward generated, as of December 31, 1998 and 1997.

Reclassification

Certain reclassifications have been made to the consolidated financial statements to conform with the 1998 presentation.

Recent Accounting Pronouncements

During 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which established rules for the reporting and display of comprehensive income and its components. The adoption of this statement had no impact on the Company's financial statements.

The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," and has determined that it operates in one business segment dedicated to locating, tracking and communicating with commercial fleet and consumer vehicles.

In March 1998, the Accounting Standards Executive Committee issued AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." This Statement provides guidance on the financial reporting of start-up costs and organization costs and requires that such costs be expensed as incurred. This Statement is effective for fiscal years beginning after December 15, 1998. The Company does no expect adoption of this Statement to have a material impact on its financial statements.

4.  SUBORDINATED NOTES:

On August 6, 1997, the Company sold and subsequently registered $105,000,000 of 14 percent senior subordinated notes due 2007 and 105,000 warrants to purchase 57,071 shares of Class A common stock of the Company's parent, Holdings, for approximately $.02 per share. The fair market value of the warrants at the transaction date of $7,039,954 has been recorded as a capital contribution by the Company and a corresponding discount on the subordinated notes. A portion of the proceeds from the subordinated notes was used to purchase pledged securities to pay the first six semiannual interest payments on the notes (Note 3). The public notes are offered and resold by initial purchasers, have no coupons, and pay interest semiannually in February and August. Total interest expense during 1998 and 1997 was approximately $14,700,000 and $5,807,000, respectively. At December 31, 1998 and 1997, the unamortized note discount was approximately $6,554,000 and $6,746,000, respectively, and is being amortized using the effective interest rate method. The note agreement restricts the Company from securing additional indebtedness, except as allowed under the line of credit.

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

The subordinated note agreement restricts the declaration or payment of any dividend and the purchase or redemption of any equity interest. The fair value of the subordinated note approximated its carrying value at December 31, 1998 and 1997.

5.  LINE OF CREDIT:

The Company entered into a revolving credit agreement in September of 1997, which originally expired on March 31, 2003, and based on required financial statement ratios, as defined in the agreement, the Company had availability of approximately $5,300,000 at December 31, 1997. In December 1998, the Company permanently terminated the revolving credit agreement, and expensed approximately $752,000 in unamortizd deferred expenses related to the facility which the Company had been amortizing over the life of the credit agreement. No draws on the line were made in 1997 or 1998.

6.  CAPITAL LEASES:

The Company holds leases on automobiles, furniture, telephone and frequency receiving and transmitting equipment for periods greater than one year. Minimum payments under such capital leases are as follows (in thousands):

                      Principal     Interest      Total
                      ---------     --------     -------

1999                    $ 1,271       $  345     $ 1,616
2000                      1,251          219       1,470
2001                        905          106       1,011
2002                        463           40         503
2003                        126            9         135
Thereafter                    -            -           -
                              -            -           -
                        -------       ------     -------
                        $ 4,016       $  719     $ 4,735
                        =======       ======     =======

7. STOCKHOLDERS' EQUITY:

The Company's authorized capital stock consists of 2,135,799.17 (3,127,865.17 Holdings) authorized shares of capital stock, consisting of 507,934 (1,500,000 under Holdings) shares of authorized Class A common stock, 70,000 shares of authorized Class B common stock, 167,388.17 shares of authorized Series A Redeemable Convertible Participating preferred stock, 23,089 shares of authorized Series A-1 Redeemable preferred stock, 400,000 shares of Series B Convertible Participating preferred stock, 567,388 shares of authorized Undesignated preferred stock and 400,000 shares of authorized Redeemable preferred stock, all of which will have been reserved for issuance upon automatic conversion of the preferred series stated under certain circumstances, as provided in the Company's Certificate of Incorporation.

Common Stock

The holders of the Class A common stock are entitled to one vote per share on all matters on which stockholders are entitled to vote. The Class B common stock, none issued or outstanding, has the same rights as the holders of Class A common stock, but are not entitled to vote except in limited situations in which they are allowed to vote as a separate class. Subject to the rights and preferences of any holder of Preferred Stock that is or may be issued, the holders of common stock are entitled to receive such dividends as may be declared by the board of directors, and to receive, pro rata, the assets of the Company upon liquidation after distribution of such amounts to holders of the Preferred Stock as are required by the terms of such stock. The Company has entered into agreements with the holders of its Preferred Stock that limit the ability of the Company to declare and pay dividends on its common stock. It is anticipated that earnings, if any, which might be generated from operations will be used to finance future growth and that cash dividends will not be paid to holders of common stock for the foreseeable future.

Preferred Stock

During October 1998, 132,506.76 shares of $0.01 par value Series B Redeemable Convertible Participating preferred stock (Series B) were issued for net cash proceeds of $9,820,980. The Series B preferred shares entitle holders to receive cumulative, compounding dividends at 5 percent per annum. Dividends accrue on a daily basis from the issuance date and are payable as declared by the board of directors. Accrued dividends as of December 31, 1998 were, $96,174. Holders are entitled to voting rights, preference on liquidation, voluntary equal share conversion into common stock at a defined conversion price, and automatic equal share conversion into common stock after either a qualified public stock offering or a certain non-qualified public stock offering as defined. Prior to February 1, 2008, at the election of the holders of a majority of the outstanding Series B preferred stock, the Company is obligated to redeem the Series B preferred stock at a cash price equal to the liquidation preference amount of $75 per share plus cumulative unpaid dividends. On or after February 1, 2008, the redemption price will be equal to the greater of the liquidation preference amount or the fair market value of the Series B preferred stock.

During December 1996, 190,476.19 shares of $0.01 par value Series A Redeemable Convertible Participating preferred stock (Series A) were issued for net cash proceeds of $31,122,255. They entitle holders to receive cumulative, compounding dividends at 15 percent per annum. Dividends accrue on a daily basis from the issuance date and are payable as declared by the board of directors. Total accrued dividends as of December 31, 1998 and 1997 were approximately $11,034,000 and $5,290,000, respectively. Holders are entitled to voting rights, preference on liquidation, voluntary equal share conversion into common stock at a defined conversion price, and automatic equal share conversion into common stock after either a qualified public stock offering or a certain non-qualified public stock offering as defined. Additionally, on or after February 1, 2008, at the election of the holders of a majority of the outstanding preferred stock, the Company is obligated to redeem the preferred stock for the greater of the liquidation preference amount of $190.86 plus accrued and unpaid dividends or the fair market value of the preferred stock.

In conjunction with the issuance of the Series B preferred stock in October 1998, 23,089 shares of $0.01 par value Series A-1 Redeemable Convertible Participating preferred stock (Series A-1) were issued to certain holders of the Series A who did not participate in the Series B issuance on a pro-rata diluted basis. The first series of diluted Series A-1 preferred stock entitle the holders to the same rights as the those stated in the Series A preferred stock. As such, the Series A and A-1 preferred stock are stated on a combined basis and the accrued dividends are included in the amounts stated above.

The Company also has 567,388 shares of authorized Undesignated preferred stock and 400,000 shares of authorized Redeemable preferred stock, none of which are issued or outstanding.

Stock Options

The Company has reserved 68,457 shares of nonqualified and incentive stock option under three plans, the 1995 Stock Option Plan (the 1995 Plan), the 1996 Stock Option Plan (the 1996 Plan) and the 1998 Stock Option Plan (the 1998
Plan). The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized in 1998 and 1997. Had compensation cost been recognized in accordance with Financial Accounting Standards Board Statement No. 123, "Accounting for Stock Based Compensation," the Company's reported net loss would have increased by approximately $1,400 and $247,000 for the years ended 1998 and 1997, respectively.

Under each plan, the exercise prices were determined based on the grant date and were equal to the fair market value of the shares as determined by the board of directors. The term of the options under each plan shall not exceed ten years from the grant date. Under each plan, one-third of each grant vests per year over a three-year period at different pricing tiers. The following represents the exercise prices over the three-year vesting period of the options under each plan based on the respective grant period stated:


                      Grant                              Price
                                        ------------------------------------
                                        ----------   ----------   ----------
  Plan                Date                Tier 1       Tier 2       Tier 3
----------   ------------------------   ----------   ----------   ----------

  1995             January 1,             $100.00      $125.00      $150.00
  1995            November 18,             220.00       275.00       330.00

  1996             January 6,              175.00       218.75       262.50
  1996            November 18,             220.00       275.00       330.00

  1998             January 6,              220.00       275.00       330.00

The following table represents the total number of option shares granted and forfeited under all plans for the twelve months ended December 31, 1998 and 1997:

                                                     Weighted-
                                                      Average
                                                     Exercise
                                        Shares         Price
                                      ---------   -------------

Outstanding at December 31, 1996        43,060         $125
     Granted                             8,251          265
     Forfeited                         (16,046)         126
                                       -------
Outstanding at December 31, 1997        35,265          157
                                        ------
     Granted                            24,428          275
     Forfeited                          (5,626)         244
                                        -------
Outstanding at December 31, 1998        54,067          201
                                        ======

The exercisable options at December 31, 1998, were 21,216, ranging in price from $100 to $330 and having a weighted average exercise price of $132. The exercisable options at December 31, 1997, were 13,504, ranging in price from $100 to $330 and having a weighted average exercise price of $125. Had all qualified options been excercised at the end of each fiscal year presented, the gross proceeds would have been approximately $2.8 million and $1.7 million in 1998 and 1997, respectively. The weighted average fair value of the options granted during 1998 and 1997 was $0 and $200, respectively. The weighted average contract life was 7 years at December 31, 1998 and 1997.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the 1998 and 1997 grants:


                                           Options            Options
                                         Granted in          Granted in
                                            1997                1998
                                        --------------     --------------
Volatility                                   -%                 -%
Dividend yield                               -%                 -%
Risk-free interest rate                 5.52 to 5.72%      5.89 to 6.46%
Expected option life                       7 years            7 years

8.  REFREQUENCING LIABILITY:

In 1995 the FCC issued an order which requires the Company to relocate its existing operating frequency from a portion of the 925 MHz band to a portion of the 927 MHz band. As a result, the Company has recorded a liability, including $5,936,000 assumed in the acquisition, for the cost of implementing the order so that the Company can continue to deliver its contractual service obligation to its customers. The Company revised its estimate and recorded approximately an additional $390,000, $1,110,000 and $1,140,000 liability in 1998, 1997, and
1996, respectively.

9.  EMPLOYEE BENEFIT PLANS:

The Company sponsors a defined-contribution profit sharing 401(k) plan which covers all full-time employees. The benefits of this plan are based on years of service, the employee's compensation, employee contributions and earnings of plan assets. The Company's funding policy is to contribute an amount equal to $0.50 for every dollar contributed by the employees up to $1,000 annually. The Company has accrued approximately $207,000 and $131,000 during 1998 and 1997, respectively.

10.  INCOME TAXES:

Deferred income taxes are provided for temporary differences between the financial accounting basis and tax basis of assets and liabilities and temporary differences in reporting income and expense.

The Company has net operating losses (NOLs) which it can carryforward up to 15 years to reduce taxable income in the future. The Company's NOLs and Alternative Minimum Tax (AMT) NOLs total approximately $95,989,000 and $90,924,000 for 1998, and $45,282,000 and $42,202,000 for 1997, respectively. The NOLs and AMT NOLs may be utilized through 2013. The Company has fully reserved these deferred tax assets and has provided no income tax benefit related thereto.

The components of net deferred tax assets (liabilities) are as follows (in thousands):

                                                       December 31
                                               ---------------------------
                                                   1998           1997
                                               -----------     -----------

Deferred tax asset-
     NOL                                         $38,396        $17,130
     Other                                           491            402
Deferred tax liabilities-
      Depreciation                                  (559)          (577)
      Other                                         (214)          (163)
                                                 --------       --------
Net deferred tax assets                           38,114         16,792
Tax asset reserve                                (38,114)       (16,792)
                                                 --------       --------
        Net deferred taxes                       $   -          $   -
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

11.  COMMITMENTS AND CONTINGENCIES:

The Company has operating leases for office space and antenna sites for periods greater than one year. Minimum payments under such operating leases are as follows (in thousands):

                         1999                    $ 5,265
                         2000                      5,134
                         2001                      4,144
                         2002                      2,269
                         2003                        978
                         Thereafter                  751
                                                  ------
                                                 $18,541
                                                  ======

The Company purchases all of its VLU's from a single foreign supplier, and had entered into a commitment with the supplier to purchase 200,000 units through November 2000. In May 1998 the Company terminated the agreement with the supplier and paid approximately $400,000 to buy-out of the remaining commitment. Related to this commitment, at December 31, 1997, the Company had maintained a $1,750,000 irrevocable letter of credit with Toronto Dominion, a shareholder, to support the purchase of the VLU's, which was funded and recorded as restricted cash in the accompanying balance sheet. During 1998, the irrevocable letter of credit was reduced and subsequently canceled and the funds previously accounted for as "Restricted Cash" on the balance sheet were refunded and deposited into the Company's operating cash. Additionally, the Company has committed to a 5,000 unit order with a vendor for the purchase of an integrated location unit in the amount of $2.75 million. The Company has already remitted approximately $450,000 to the vendor. The agreement is cancelable at any time prior to November 1999 subject to certain cancellation provisions. In addition, the Company has committed to a development contract with Cadence Design for a new modular vehicle location unit in the total amount of approximately $3.2 million. The agreement can be cancelled at any time due to certain cancellation procedures and provisions.

The Company is party to certain litigation and claims arising in the normal course of business. In the opinion of management, the amount of liability arising from these lawsuits would not be material to the financial position or results of operations of the Company.

12.  RESTRUCTURING CHARGE

In the fourth quarter of 1998, the Company recorded a restructuring charge of approximately $19.67 million. The charge was the result of management and organizational changes designed to improve profitability, increase customer focus, and decrease customer cancellations by becoming technologically neutral to other technologies that could provide the Company's service. The major components of the charge are as follows (amounts in thousands):

Write down RF network assets in unopened markets      $16,562
Deinstallation Costs                                      809
VLU Contract Termination Costs                          1,373
Revolver Cancellation                                     752
Abandoned RF Projects                                     172
                                                          ---
  Total                                               $19,668
                                                      =======

The Company no longer plans to open new markets using its proprietary RF networks and has written down assets and the costs of deinstalling those assets. The Company has terminated its agreement with its VLU supplier and was subject to a penalty and write-off of VLU's that are not on the correct frequency. The Company cancelled its revolving credit agreement and expensed the deferred costs of the facility. The Company also expensed deferred costs of certain RF related projects.


                                                                     SCHEDULE II


                    Teletrac Holdings, Inc. and Subsidiaries
                        Valuation and qualifying accounts
                   for the three years ended December 31, 1998

                          Reserve for doubtful accounts
--------------------------------------------------------------------------------
                     Beginning                 Charged to                End of
                     of Period    Charged to     other      Deductions   period
                      Balance      expense      accounts       (1)       balance
--------------------------------------------------------------------------------
December 31, 1998     612,639      962,110       84,263      675,858     983,154
December 31, 1997     460,001      468,749      200,000      516,111     612,639
December 31, 1996     290,094      549,354      167,141      546,588     460,001


(1)   Accounts written off during the year.



Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The following table sets forth certain information regarding the executive officers and directors of the Company as of December 31, 1998.


Name                            Age               Position

John F. Sarto, Jr...........     50       Chairman of the Board, Chief
                                          Executive Officer and
                                          Director
Lawrence P. Jennings........     44       Vice President of Operations
Alan B. Howe................     37       Vice President of Finance and
                                          Corporate Development
Steven D. Scheiwe...........     38       General Counsel and Secretary
James E. Seng ..............     54       Vice President of Engineering
Michael Markbreiter.........     37       Director

          Each Director of the Company has been elected pursuant to the terms of the Stockholders' Agreement (defined below).

          Each Director of the Company is also a Director of Teletrac Holdings, Inc., a Delaware corporation ("Teletrac"). Mr. Sarto is also Chairman of the Board and Chief Executive Officer of Teletrac. Mr. Howe and Mr. Scheiwe are also Vice Presidents of Teletrac and Mr. Scheiwe is the Secretary of Teletrac.

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

          Lawrence P. Jennings has been Vice President of Operations of the Company since November 1995. From February through November 1995, Mr. Jennings was a Vice President of Pentapage Inc. ("Pentapage"), a company formed by Messrs. Jennings and Scheiwe and James A. Queen to pursue business opportunities in the communications industry. Pentapage was dissolved in connection with the initial capitalization of the Company. From July 1992 through December 1994, Mr. Jennings served as Vice President of Operations of Premiere Page, Inc. ("Premiere Page"), a regional paging company that was established in 1988, completed its initial public offering of common stock in 1993 and was merged into another paging company in December 1994. Prior to joining Premiere Page, Mr. Jennings was General Manager for Centel Cellular/United Telespectrum, Inc. in Charleston, South Carolina.

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

          Messrs. Sanford Anstey, Robert F. Benbow, David J. Berkman, Michael A. Greeley, Marc H. Michel, Brian A. Rich and James A. Queen, all of whom were directors of the Company during 1998, resigned from the Board of Directors prior to the date of this Report.

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

          During 1998, the Board of Directors of the Company held five meetings. The only standing committees of the Board of Directors are the Audit Committee and the Compensation Committee. During 1998, the members of the Audit Committee were Messrs. Anstey, Greeley and Michel. The Audit Committee periodically consults with the Company's management and independent public accountants on financial matters, including the Company's internal financial controls and procedures. The Audit Committee held two meetings in 1998. During the members of the Compensation Committee were Messrs. Benbow, Berkman and Rich. The Compensation Committee approves compensation arrangements for the Company's executive officers and administers the Company's stock option plans. The Compensation Committee held three meetings in 1998.

Item 11.  EXECUTIVE COMPENSATION

          The following table sets forth certain compensation information as to the individuals who served as Chief Executive Officer during the fiscal year ended December 31, 1998and the four other highest paid executive officers of the Company for the fiscal year ended December 31, 1998:


                     ANNUAL COMPENSATION
                     ___________________                 LONG-TERM
                                                         COMPENSATION
                                                         AWARDS
                                               ______
                                                         SECURI-   ALL
NAME AND             YEAR   SALARY    BONUS    OTHER     TIES      OTHER
PRINCIPAL                   ($)       ($)      ANNUAL    UNDER-    COMPEN-
POSITION                                       COMPEN-   LYING     SATION
                                               SATION    OPTIONS   (1) ($)
                                                         (#)
----------           ----   -------   -----    -------   -------   -------


James A. Queen(2)
Chairman of
  The Board          1996    201,000   38,000     -    24,671(3)    1,000
Chief Executive
  Officer            1997    220,000   53,175     -         0       1,000
                     1998    220,000        0     -         0       1,000


John Sarto(2)        1996     N/A      N/A        -         0       1,000
Chairman of
  The Board          1997     N/A      N/A
Chief Executive
   Officer           1998   233,133    50,000     -

Jim Seng             1996     N/A       N/A
Vice President of    1997     N/A       N/A
Engineering          1998   127,635    52,944     -          0      1,000

Lawrence P. Jennings 1996   158,000   29,000      -      3,876      1,000
Vice President of
  Operations         1997   169,130   29,652      -          0      1,000
                     1998   169,130   25,234                        1,000

Alan B. Howe         1996   106,000   19,000      -      1,699      1,000
Vice President of
  Finance and
  Corporate
  Development        1997   114,128   28,450      -          0      1,000
                     1998   131,124   43,940      -          0      1,000

Steven D. Scheiwe    1996   117,000   21,000      -      4,442      1,000
General Counsel and
  Secretary          1997   125,130   30,467      -          0      1,000
                     1998   143,830   34,890      -          0      1,000


----------
[FN]

(1) Amounts shown for each officer consist of amounts accrued by the Company for contribution to the Company's 401(k) Savings Plan that are allocable to such officer.

(2) Mr. Queen served as Chairman of the Board and Chief Executive Officer until his resignation on April 13, 1998 at which point Mr. Sarto assumed these positions.

(3) In connection with the amendment of Mr. Queen's employment agreement in 1997, certain options were canceled. See "Employment Agreements" below.

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

Item 12.  Security Ownership of Certain
          Beneficial Owners and Management

          The following table sets forth the information regarding the beneficial ownership of the Teletrac Holdings, Inc.'s Class A Common Stock, par value $.01 per share (the "Holdings Common Stock"), and Series A Redeemable Convertible Participating Preferred Stock, as of December 31, 1998 by (i) certain stockholders or groups of related stockholders who, individually or as a group, are the beneficial owners of 5% or more of any class of Holdings Common Stock, (ii) the Chief Executive Officer of the Company, the four other most highly compensated executive officers of the Company and the directors of the Company and (iii) the executive officers and directors of the Company as a group.

                                                                           Shares Beneficially Owned
                                                             Class A Common Stock(1)            Preferred Stock
Name(2)                                                    Number of            Percent            Number of       Percent
                                                           Shares               of Class           Shares         of Class
Principal Stockholders:

                                                                           Shares Beneficially Owned
Burr, Egan, Deleage Funds(3)............................
  c/o Burr, Egan Deleage & Co.                                 73,088.02          28.0%       23,088.02          12.2%
  One Post Office Square
  Boston, MA 02109

Alta Communications Funds(4)............................       23,088.01            8.5       23,088.01           12.1
  c/o Alta Communications, Inc.
  One Embarcadero Center,
  Suite 4050
  San Francisco, CA 94111

Kingdon Associates, L.P.................................       13,398.99            5.3        5,898.99            3.1
Kingdon Partners, L.P...................................       13,435.06            5.4          935.06              *
M. Kingdon Offshore NV..................................       52,025.97           19.2       22,025.97           11.6
  52 West 57th Street
  New York, NY 10019

Toronto Dominion Capital (U.S.A.), Inc..................       55,772.01           21.9        5,772.01            3.0
  31 West 52nd Street
  20th Floor
  New York, NY 10019

TruePosition, Inc.......................................       55,772.01           21.9        5,772.01            3.0
  3 Bala Plaza East
  Suite 502
  Bala Cynwyd, PA 19004

Eos Partners SBIC, L.P..................................       34,772.01           13.6        5,772.01            3.0
  320 Park Avenue
  22nd Floor
  New York, NY 10022

BancBoston Ventures Inc.................................       34,632.03           12.2       34,632.03           18.2
  100 Federal Street
  Boston, MA 02110

Chestnut Hill Wireless, Inc.............................       40,404.04           14.0       40,404.04           21.2
1300 Boylston Street
Chestnut Hill, MA 02167

Executive Officers and Directors:
John F. Sarto, Jr.(5)...................................       10,553.00            2.3               0              0
Steven D. Scheiwe(5)....................................        4,371.25              *               0              0
Lawrence P. Jennings(5).................................        3,459.87              *               0              0
James E. Seng(5)........................................          580.28              *               0              0
Alan B. Howe(5).........................................          566.34              *               0              0
Sanford Anstey(6).......................................       34,632.03           13.9       34,632.03           18.2
Robert F. Benbow(7).....................................               -              -               -              -
David J. Berkman(8).....................................       55,772.01           22.4        5,772.01            3.0
Michael A. Greeley(9)...................................       40,404.04           16.2       40,404.04           21.2
Michael Markbreiter(10).................................       78,860.02           31.7       28,860.02           15.2
Marc H. Michel(11)......................................       55,772.01           22.4        5,772.01            3.0
Brian A. Rich(11).......................................       55,772.01           22.4        5,772.01            3.0
James A. Queen (5)......................................       19,723.00            4.4               0              0
All executive officers and directors as a group
   (13 persons)(12).....................................      323,394.12           76.2      167,388.15           63.6


-----------
*        Less than 1%.

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

Item 13.  Certain Relationships and Related Transactions

Exchange Agreement

          The Company, Teletrac and the Company stockholders that were a party thereto (the "Stockholders") have entered into an Exchange Agreement dated July 31, 1997 filed on Registration Statement on Forms S-4 of the Act as filed with the Securities and Exchange Commission on September 5, 1997 (the "Exchange Agreement") establishing the holding company structure.

          Under the terms of the Exchange Agreement, each of the Stockholders exchanged their shares of Teletrac Common Stock and Preferred Stock for substantially similar shares of Holdings Common Stock and Preferred Stock. The Exchange Agreement also assigned the Stock Purchase Agreement, dated as of December 6, 1996, among Teletrac and certain of the Stockholders (the
"Preferred Stock Purchase Agreement"), the Stockholders' Agreement, dated as of December 6, 1996, among Teletrac and the Stockholders (the "Stockholders Agreement") and the Amended and Restated Registration Agreement, dated as of December 6, 1996, among Teletrac and the Stockholders (the "Registration
Rights Agreement") from Teletrac to the Company and released Teletrac from any liabilities thereunder arising after the date of assignment. Certain provisions of the Stockholders' Agreement, the Registration Agreement and the Preferred Stock Purchase Agreement were also amended to facilitate the Units Offering, as described in the Exchange Agreement. Under the Exchange Agreement, each Stockholder has also subordinated the payment of any amount due to such Stockholder, and all other rights and claims of such Stockholder, arising under the Exchange Agreement, the Preferred Stock Purchase Agreement, the Stockholders' Agreement or the Registration Agreement to the indebtedness of Teletrac's under or relating to Teletrac's 14% Exchange Notes issued pursuant to the Indenture (as hereinafter defined) in the Exchange (the "Notes") or otherwise arising under the Indenture, dated as of August 6, 1997, between Teletrac's and Norwest Bank Minnesota, National Association, as trustee and Collateral Agent (the "Indenture") or the Credit Agreement, dated as of September 17, 1997 (the "Credit Facility"), by and among Teletrac's, the
Lenders named therein, Banque Paribas, as Administrative Agent for such Lenders and Fleet National Bank, as Document Agent for such Lenders.

          Under the terms of the Exchange Agreement, the Company has filed an amendment to its Certificate of Incorporation. Such amendment extends to February 1, 2008 the date on which the holders of a majority in interest of Holdings Preferred Stock may require the Company to redeem all of the outstanding shares of Holdings Preferred Stock. In addition, such amendment includes certain provisions requiring the affirmative vote of the holders of a majority of the shares of Holdings Preferred Stock, voting as a single class on an as-converted basis, for the Company to: (i) authorize or issue, or obligate itself to issue, any equity security senior to or on parity with Holdings Preferred Stock, (ii) incur, create, assume, become or be liable in any manner with respect to any new or additional indebtedness or liability, except under the Indenture or the Credit Facility, or as permitted by the Indenture or the Credit Facility and delivery of a definitive agreement with respect thereto and Refinancing Indebtedness, (iii) redeem, purchase or otherwise acquire for value any shares of Holdings Common Stock or of any class of capital stock of the Company, or any of its outstanding options, warrants or convertible or exchangeable securities, except for repurchases of shares of Common Stock at cost by the Company under employee stock plans and programs, (iv) enter into any transaction or agreement with any officer, director or stockholder of the Company, or any wholly or partially owned subsidiary of the Company, or any other affiliate of the Company, except in an arms-length transaction approved by the Audit Committee, (v) authorize any merger or consolidation of the Company with or into any other corporation, partnership or entity (with the result that less than a majority of the outstanding voting power of the surviving corporation is held by persons who were stockholders of the Company immediately prior to such event) or permit the sale of all or any material portion of the capital stock or assets of the Company (other than sales in the ordinary course of business and consistent with past practices), or (vi) increase or decrease the total number of authorized shares of Holdings Preferred Stock. In addition, the consent of the holders of 66 2/3% of the issued and outstanding shares of Holdings Preferred Stock is required for the Company to permit or authorize the voluntary reorganization, liquidation, dissolution or winding up of the Company. Furthermore, the Company is not permitted to amend its Certificate of Incorporation or By-laws (a) so as to adversely affect the rights of the holders of Holdings Preferred Stock with respect to dividends, liquidation preferences or redemption without the consent of 80% of the outstanding shares of Holdings Preferred Stock, or (b) so as to adversely affect any other preference, powers, rights or privileges of holders of Holdings Preferred Stock without the consent of holders of at least 66 2/3% of the outstanding shares of Holdings Preferred Stock.

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





                                     PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENTS
           AND REPORTS ON FORM 8-K

          (a)(1 and 2) Financial Statements.

          See Index to Consolidated Financial Statements and Financial Statement Schedule herein.

          (3) Exhibits:

Exhibit
Number            Description

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

10.11 Employment Agreement, dated as of March 18, 1998, between John F. Sarto, Jr. and Teletrac.

21.1 Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to Teletrac Holdings, Inc.'s Registration Statement No. 333-35017).


          (b) Reports on Form 8-K filed during the last quarter of the fiscal year ended December 31, 1998:

          None.

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 1999                   TELETRAC, INC.

                                       By /s/ John F. Sarto
                                          --------------------------------------
                                          John F. Sarto
                                          Chairman of the Board of Directors,
                                          Chief Executive Officer, and Director

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                             Title                           Date
----------                            -----                           ----

                              Chairman of the Board
                              of Directors, Chief
/s/ John F. Sarto             Executive Officer, and
-------------------------       Director                          March 31, 1999
John F. Sarto

                              Vice President of
                              Finance and Corporate
/s/ Alan B. Howe              Development (Principal
-------------------------       Financial Officer)                March 31, 1999
Alan B. Howe


                              Controller (principal
/s/ Charles Scheiwe           accounting officer)                 March 31, 1999
-------------------------
Charles Scheiwe

                              Director                            March 31, 1999
-------------------------
Michael Markbreiter