Form 10-Q
period 1999-09-30
TELETRAC INC /DE
filed 1999-11-12
CIK 1045419

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                       ---

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1999


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

                    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No --- ---

                    As of November 1, 1999, Teletrac, Inc. had outstanding 10,000,000 shares of Common Stock, $.01 par value per share

                                     PART I
                             FINANCIAL INFORMATION

Item 1.  Financial Statements



                          TELETRAC, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                    Predecessor (note 1)       New Company (note 1)
                                                                    December 31,              September 30,
                                                                        1998                      1999
                                                                      (audited)                (unaudited)
                                                                    ------------              -------------

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                           $5,953,505                $3,118,644
Accounts receivable, less allowances of $983,154 and $1,181,818      4,608,619                 3,541,262
  at 1998 and 1999, respectively
Inventories (note 3)                                                 8,319,016                 7,626,208
Prepaid expenses and other                                           1,483,843                 1,679,146
Short-term portion of restricted investments                         6,125,000                        --
                                                                 -------------             -------------
       Total current assets                                      $  26,489,983             $  15,965,260
                                                                 -------------             -------------

RESTRICTED INVESTMENTS, HELD TO MATURITY                            22,023,208                        --
PROPERTY AND EQUIPMENT, net of accumulated
depreciation of $7,126,336 and $0 at 1998 and 1999,
 respectively (note 4)                                              19,135,386                 7,741,424
INVENTORIES, LONG-TERM                                               3,435,700                        --
LICENSES AND OTHER, net of accumulated amortization of
  $630,754 and $0 at 1998 and 1999, respectively                     6,312,294                   289,807
ACCOUNTS RECEIVABLE-EQUIPMENT LEASING (note 5)                              --                   853,499
                                                                 -------------             -------------
       Total assets                                              $  77,396,571             $  24,849,990
                                                                 =============             =============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable - trade                                      $   1,505,499             $     866,230
   Accrued expenses                                                  3,103,998                 3,086,691
   Current portion of long-term obligations                          1,246,999                   107,862
   Accrued interest                                                  6,125,000                        --
   Refrequency liability                                                64,469                        --
   Secured senior note payable, 10% (note 6)                                --                 3,000,000
                                                                 -------------             -------------

       Total current liabilities                                 $  12,045,965             $   7,060,783
                                                                 -------------             -------------


SENIOR NOTES, 14% DUE 8/1/2007                                      98,445,776

SENIOR SECURED NOTE, 9% due 9/30/2004 (note 7)                                                15,000,000
LONG-TERM OBLIGATIONS                                                2,769,638                   425,695


STOCKHOLDERS' EQUITY (DEFICIT):
PREFERRED STOCK, redeemable cumulative, 15% dividend,
  190,477 shares authorized and 190,476.19 shares issued
  and outstanding                                                   44,033,500                        --
PREFERRED STOCK, undesignated, 190,477 shares
  authorized, none issued or outstanding                            10,034,181                        --
PREFERRED STOCK, redeemable, 400,000 shares authorized,
  none issued or outstanding
Common stock, Class A, $.01 par value, 1,000,000 shares
  authorized and 249,000 issued and outstanding                          2,490                        --
Common stock, Class B, $.01 par value, 70,000 shares
  authorized and none issued or outstanding                                 --                        --
Warrants, 3,000,000 to purchase 3,000,000 shares of
  common stock; 800,000 to purchase 800,000 shares
  of common stock                                                                                468,000
Common stock, $.01 par value, 20,000,000 shares authorized
  and 10,000,000 issued                                                                          100,000
Paid-in-capital                                                     17,815,909                        --
Additional paid-in-capital                                                                     1,795,512
Accumulated deficit                                               (107,750,888)                       --
                                                                 -------------             -------------
       Total stockholders' equity (deficit)                        (35,864,808)                2,363,512
                                                                 -------------             -------------
       Total liabilities and stockholders' equity (deficit)      $  77,396,571             $  24,849,990
                                                                 =============             =============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                          TELETRAC, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                                              Predecessor
                                                                           Nine Months Ended
                                                                             September 30,
                                                                  ---------------------------------
                                                                     1998                 1999
                                                                  -------------       -------------

OPERATING ACTIVITIES:
   Net (Loss) Income                                             $ (30,863,245)      $ 107,750,891
   Adjustments to reconcile net loss to net cash used in
     operating activities -
       Depreciation and amortization                                 3,871,767           4,341,131
       Accretion of discount on senior notes                            99,885             196,853
       (Gain)/loss on assets disposed/sold                              25,909              15,274
       Loss on assets from restructuring                                                    60,394
       Gain of debt discharge                                                         (123,696,449)
       Changes in working capital and other assets and
         liabilities, net of acquisition and refrequency            (7,727,269)          1,426,953
       Restricted cash                                               1,750,000                  --
       Refrequency liability                                        (2,483,974)            (58,184)
       Accrued interest on senior notes                             (3,470,833)                 --
                                                                 -------------       -------------
         Total adjustments                                          (7,934,515)       (117,714,028)
                                                                 -------------       -------------
         Cash used in operating activities                         (38,797,760)         (9,963,137)
                                                                 -------------       -------------

INVESTING ACTIVITIES:
   Proceeds from sale of assets                                         21,947             10,500
   Acquisition of property and  equipment                          (10,296,179)        (1,189,983)
   Acquisition of other intangible assets                             (580,371)          (705,596)
                                                                 -------------      -------------
         Cash used in investing activities                         (10,854,603)        (1,885,080)
                                                                 -------------      -------------

FINANCING ACTIVITIES:
   Proceeds from Secured Senior Note - short-term                           --          3,000,000
   Restricted investments                                           12,782,455          6,503,863
   Cost of credit facility                                              (2,253)                --
   Payments on capital leases                                         (689,698)          (490,507)
                                                                 -------------      -------------
         Cash provided by financing activities                      12,090,504          9,013,356
                                                                 -------------      -------------

NET CHANGE IN CASH                                                 (37,561,859)        (2,834,861)

CASH AND CASH EQUIVALENTS, beginning of period                      41,480,737          5,953,505
                                                                 -------------      -------------
CASH AND CASH EQUIVALENTS, end of period                         $   3,918,878      $   3,118,644
                                                                 =============      =============
SUPPLEMENTAL DISCLOSURE
   Interest (net of amounts capitalized)                         $  10,783,664      $   7,734,877


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                          TELETRAC, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                  (unaudited)



                                   Preferred Stock                      Common Stock
                                   ---------------                      ------------
                                                                                                        Paid-in       Retained
                             Series A and A-1    Series B    Class A   Class B    Par      Warrants     Capital       Earnings
                             ----------------    --------    -------   -------    ---      --------     -------       --------

BALANCE, December 31, 1998   $ 44,033,500      $ 10,034,181  $ 2,490   $   --   $    --   $ 7,039,954  $ 10,775,955  $ (107,750,888)

Net Income                                                        --       --                       --           --     107,750,888

Preferred stock dividends       3,852,932           292,664                                              (4,145,596)

Gain on debt discharge        (47,886,432)      (10,326,845)  (2,490)                      (7,039,954)   (6,630,359)

Issuance of new
recapitalization in
connection with
reorganization                         --                --       --       --     100,000     468,000     1,795,512            --
                             -------------      ------------  -------  -------    --------  ----------  ------------  ------------

BALANCE (New Company),
  September 30, 1999         $          --      $         --  $    --  $    --   $ 100,000  $   468,000  $  1,795,512  $         --
                             =============      ============  =======  =======    ========  ===========  ============  ============


                          TELETRAC, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)



                                                            Predecessor                        Predecessor
                                                        For the Nine Months                    Three Months
                                                        Ended September 30,                Ended September 30,
                                                  --------------------------------   --------------------------------
                                                       1998             1999              1998             1999
                                                  ---------------  ---------------   ---------------  ---------------

OPERATING REVENUES:
  Service revenue                                 $    12,941,488  $    15,740,509   $     4,598,232  $     5,304,691
  Equipment revenue                                     7,803,095        6,801,734         2,620,054        2,120,854
  Equipment leasing - interest income                                       15,770                             15,770
  Other revenue                                                --        2,778,667                --               --
                                                  ---------------  ---------------   ---------------  ---------------
     Total operating revenues                          20,744,583       25,336,680         7,218,286        7,441,315

OPERATING EXPENSES:

  Cost of service revenue                               2,946,986        2,536,639         1,113,220          779,741
  Cost of equipment revenue                             5,959,283        4,649,059         2,042,224        1,442,152
  Selling, general and administrative                  22,270,248       16,848,074         7,861,840        4,395,578
  Engineering                                           6,743,495        4,761,280         2,411,011        1,312,118
  Research & development costs                          1,091,440            2,341           321,057               --
  Refrequency costs                                       390,000               --                --               --
  Depreciation and amortization                         3,871,767        4,341,131         1,611,696        1,249,450
                                                  ---------------  ---------------   ---------------  ---------------
     LOSS FROM OPERATIONS                             (22,528,636)      (7,801,844)       (8,142,762)      (1,737,724)
                                                  ---------------  ---------------   ---------------  ---------------

OTHER EXPENSE (INCOME):
  Interest expense                                     10,783,664        7,734,877         3,667,994           43,422
  Interest and other income                            (2,449,055)        (912,909)         (686,524)        (267,912)
                                                  ---------------  ---------------   ---------------  ---------------

     EARNINGS BEFORE REORGANIZATION
         COSTS AND EXTRAORDINARY GAIN
         OF DEBT DISCHARGE                            (30,863,245)     (14,623,812)      (11,124,232)      (1,513,234)

     REORGANIZATION COSTS                                                1,321,746                            282,082

     EXTRAORDINARY GAIN ON DISCHARGE OF
       INDEBTEDNESS, NET OF INCOME TAXES                              (123,696,449)                      (123,696,449)
                                                  ---------------  ---------------   ---------------  ---------------

NET INCOME (LOSS)                                 $   (30,863,245) $   107,750,891   $   (11,124,232) $   121,901,133
                                                  ===============  ===============   ===============  ===============

PREFERRED DIVIDENDS                                     3,712,500        3,553,366         1,237,500               --
                                                  ---------------  ---------------   ---------------  ---------------

INCOME(LOSS) APPLICABLE TO
   COMMON STOCK                                   $  (34,575,745)  $   104,197,525   $  (12,361,732)  $   121,901,133
                                                  ===============  ===============   ==============   ===============


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                          TELETRAC, INC. AND SUBSIDIARY

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)



NOTE 1 - BASIS OF PRESENTATION.

On June 9, 1999, the Company filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. On September 15, 1999, the Company's Second Amended Plan of Reorganization (the "Plan") was confirmed by the court and the plan was effective September 29, 1999, as discussed below. The order and details of the Plan are discussed in the Company's Report on Form 8-K, filed on September 30, 1999 (the "September 8-K").

The "Predecessor Company" refers to Teletrac, Inc. prior to the effectiveness of the Plan of Reorganization, while the "New Company" refers to Teletrac, Inc. after the entry of the order by the bankruptcy court confirming the Reorganization Plan.

The Company accounted for the reorganization using fresh-start reporting. Accordingly, all assets and liabilities are restated to reflect their reorganization value, which approximates fair value at the date of reorganization. The Plan of Reorganization, summarizing the adjustments required to record the reorganization and the issuance of the various securities in connection with the implementation of the Plan, was filed as an exhibit to the Company's 8-K filed on September 30, 1999.

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

On September 29th the Bankrupcty Court confirmed the Company's Plan of Reorganization. The confirmed Plan provided for the following:

Long-term obligations in the form of leases and notes on capital equipment purchases:

  Current portion of $107,862
  Long-term $425,695

Senior Debt:

The previous holders of approximately $105 million in Senior Notes and Warrants received the following instruments in exchange for their notes;

     $21.8 million cash and an aggregate $15 million Senior Note with a 9% interest rate due September 30, 2004. The note has a deferred interest election provision whereby the Company can elect to pay interest by the issuance of Deferred Interest Notes with a 12% interest rate due September 30, 2004.

Common Shares                      10,000,000
$3 million Secured Senior Note      3,000,000


NOTE 2 - COMPANY OVERVIEW

The Company is a leading provider of vehicle location and fleet management services, including associated two-way digital wireless messaging, to commercial fleet operators. The Company has developed a proprietary land-based location technology that provides customers with a low-cost, accurate and reliable real-time method of locating vehicles in selected metropolitan areas. In addition, the Company has recently begun to provide vehicle location and two-way digital messaging to its customers using cellular digital packet data (or "cdpd") coupled with global positioning (or "gps") by reselling cdpd airtime purchased from cellular carriers. This new service allows the Company to offer its services in markets where it does not have its proprietary technology deployed. The Company's system is designed to enable customers to better manage their mobile workforce, provide security for their property and personnel and communicate more effectively with mobile workers.

The Company offers a range of fleet management solutions, depending on the customer's budget and location and messaging needs. All of these solutions involve the installation in each vehicle of a Vehicle Location Unit "VLU" or a "VLU+" in the case of a cdpd/gps application. The VLU is a radio transceiver that receives and transmits signals used to determine a vehicle's location. In addition to the VLU, commercial fleet customers generally purchase software or location services from the Company. The Company's primary product for commercial fleets is Fleet Director Enterprise Edition(TM), a proprietary software application that permits simultaneous location of all fleet vehicles on a real-time 24-hour-a-day basis through a digitized map displayed on the customer's dedicated personal computer, which is connected to the Company's networks. Fleet Director Enterprise Edition(TM) can be complemented with the Company's messaging units, which allow two-way messaging between the fleet dispatcher and drivers directly from the Fleet Director Enterprise Edition(TM) screen.

As of September 30, 1999, the Company operated in twelve metropolitan markets:
Los Angeles, Chicago, Detroit, Dallas, Miami, Houston, Orlando, San Francisco, San Diego, Sacramento, New York and Washington D.C. In San Francisco and Sacramento, the Company no longer operates its propietary location technology to service customers but has converted its customers in that market to its new VLU+ offering. The Company also uses its proprietary location systems to provide vehicle location and stolen vehicle recovery services to consumers in its Los Angeles and Miami markets.

In addition, the Company sold its New York and Washington D.C. networks to Ituran, USA and closed its San Francisco/Sacramento network during the fiscal quarter ended September 30, 1999.

The Company's revenues are derived from sales and installation of its VLU's, messaging units, proprietary software and charges for its services.

NOTE 3 - INVENTORIES

In accordance with Statement of Position 90-7 ("SOP 90-7"), the Company restated its inventory at fair market value. Inventories consisted of the following at December 31, 1998 and September 30, 1999 (unaudited):

                                        December 31, 1998     September 30, 1999
                                           Predecessor            New Company

Vehicle Location Units ("VLU")             $ 8,178,316             $5,652,563
Messaging Units                              1,920,656                957,079
Computers & Software                           207,882                280,036
Other Inventory                              1,447,862                736,530
                                             ---------                -------
       Total Inventory                      11,754,716              7,626,208
       Less:  Long Term Inventory            3,435,700                      0
                                             ---------                      -
       Current Portion                     $ 8,319,016             $7,626,208
                                           ===========             ==========


NOTE 4 - PROPERTY AND EQUIPMENT

In accordance with SOP 90-7, the Company reduced the carrying value of its property and equipment in order to reflect the new capital and equity structure. The total writedown was $10.0 million and was spread evenly across all property and equipment. Property and equipment, including equipment under capital leases, consisted of the following at December 31, 1998 and September 30, 1999 (unaudited):

                                       December 31, 1998     September 30, 1999
                                          Predecessor            New Company

System Equipment                           $16,867,532            $ 5,150,430
Automobiles                                    528,666                117,084
Furniture & Fixtures                         2,439,229                639,880
Computer Equipment                           5,343,246              1,277,613
Leasehold Improvements                         243,961                 64,694
Construction in Progress                       839,088                491,723
                                               -------              ---------
  Total Property & Equipment               $26,261,722            $ 7,741,424
                                           -----------            -----------
     Accumulated Depreciation               (7,126,336)          (     0     )
                                           -----------          -------------
          Net Property & Equipment         $19,135,386             $7,741,424
                                           ===========             ==========



NOTE 5 - ACCOUNTS RECEIVABLE - EQUIPMENT LEASING

During the bankruptcy process, the Company was unable to attract third party leasing companies to lease the equipment sold to the customer. Therefore, the

Company chose to act as a lessor to its customers for the equipment sold to them. The leases are 36 month closed end leases and were booked as revenue and a receivable at the time of equipment installation. Interest on the leases is recorded monthly as billed.


NOTE 6 - SECURED SENIOR NOTE PAYBLE

On September 29, 1999 the Company issued a $3.0 million senior secured note to various investors in exchange for cash. The note bears a 10% coupon paid quarterly and is due in full on September 30, 2000. The note included 3 million detachable Class A Warrants for the purchase of 3 million shares of Common Stock.


NOTE 7 - 9% NOTE DUE 2004

     Based on the Plan, the Company issued a $15,000,000 Senior Note with a 9% interest rate due September 30, 2004. Interest is due semi-annually. The note has a deferred interest election provision whereby the Company can elect to pay interest by the issuance of Deferred Interest Notes with a 12% interest rate due September 30, 2004.

          ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

On June 9, 1999, the Company filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. On September 15, 1999, the Company's Second Amended Plan of Reorganization (the "Plan") was confirmed by the court and the plan was effective September 29, 1999, as discussed below. The order and details of the Plan are discussed in the Company's Report on Form 8-K, filed on September 30, 1999, (the "September 8-K").

In addition, the Company sold its New York and Washington D.C. networks to Ituran, USA and closed its San Francisco/Sacramento facilities during the fiscal quarter ended September 30, 1999. These actions accounted for most of the changes in the Company's results of operations, as discussed below.

Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in forward-looking statements. Factors that might cause such a difference include, but are not limited to, the "Risk Factors" set forth in the Company's Registration Statement on Form S-1 filed on September 5, 1997, as amended.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

          REVENUES. Total revenues for the three months ended September 30, 1999 were $7.4 million, compared to $7.2 million for the three months ended September 30, 1998.

Equipment revenues decreased to $2.1 million for the three months ended September 30, 1999 from $2.6 million for the three months ended September 30, 1998, principally due to fewer sales during the period. The reduction in number of sales was primarily due to a sharp reduction in direct sales personnel. Gross commercial installations decreased to 3,737 vehicle applications for the three months ended September 30, 1999 from 4,308 vehicle applications for the three months ended September 30, 1998.

          Service revenues increased to $5.3 million for the three months ended September 30, 1999 from $4.6 million for the three months ended September 30, 1998, an increase of 15%, primarily due to an increase in the average commercial service revenue per vehicle application to $29.75 in September 1999 from $24.56 in September 1998. Total commercial vehicle applications in service at September 30, 1999 were 56,994 as compared to 57,724 on September 30, 1998.

          COST OF SERVICE REVENUES. Cost of revenues includes the direct cost of providing service (network telephone, billing, roadside assistance and bad debt expense). Cost of revenues decreased to $0.8 million for the three months ended September 30, 1999 from $1.1 million for the three months ended September 30, 1998. Cost of service revenues declined due to the shutting down of the San Francisco/Sacramento networks along with the sale of the New York and Washington DC networks to Ituran, USA.

          COST OF EQUIPMENT. Cost of equipment decreased to $1.4 million for the three months ended September 30, 1999 from $2.0 million for the three months ended September 30, 1998.

          RESEARCH AND DEVELOPMENT, ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Research and development, engineering, selling, general and administrative expenses decreased by $4.9 million, to $5.7 million for the three months ended September 30, 1999 from $10.6 million for the three months ended September 30, 1998. The Company reduced expenses through significant reductions in personnel along with the closing of the San Francisco/Sacramento network and sale of the New York and Washington DC networks.

          DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased for the three months ended September 30, 1999 to $1.2 million from $1.6 million for the three months ended September 30, 1998, primarily due to the disposal of certain assets related to networks no longer in use or owned by the Company.

          OPERATING LOSSES. Operating losses incurred by the Company were $1.7 million for the three months ended September 30, 1999, as compared to $8.1 million for the three months ended September 30, 1998, for the reasons discussed above.

          INTEREST EXPENSE. Interest expense was $0.5 million for the three months ended September 30, 1999 versus $3.7 million for the three months ended September 30, 1998. Interest expense related to the senior note and warrants was halted upon the Chapter 11 filing.

          REORGANIZATION COSTS AND DEBT DISCHARGE. Reorganization costs were $0.3 million for the three months ended September 30, 1999. The Company adopted SOP 90-7 to account for the bankruptcy reorganization and as such has recognized a gain from the debt discharge, equity discharge, and reorganization of $124.2 million.

          NET INCOME/LOSS. For the reasons discussed above and interest income of $0.3 million, net income was $121.9 million for the three months ended September 30, 1999 from a loss of $11.1 million for the three months ended September 30, 1998. No tax benefit has been recognized for any period due to the uncertainty of net operating loss carry-forward utilization.


Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

          REVENUES. Total operating revenues for the nine months ended September 30, 1999 were $25.3 million, compared to $20.7 million for the nine months ended September 30, 1998, an increase of 22%.

          Equipment revenues decreased to $6.8 million for the nine months ended September 30, 1999 from $7.8 million for the nine months ended September 30, 1998, principally due to fewer sales during the period. The reduction in number of sales was primarily due to a sharp reduction in direct sales personnel. Gross commercial installations decreased to 10,856 vehicle applications for the nine months ended September 30, 1999 from 15,272 vehicle applications for the nine months ended September 30, 1998.

          Service revenues increased to $15.7 million for the nine months ended September 30, 1999 from $12.9 million for the nine months ended September 30, 1998, an increase of 22%, primarily due to an increase in the average commercial service revenue per vehicle application to $29.75 in September 1999 from $24.56 in September 1998. Total commercial vehicle applications in service at September 30, 1999 were 56,994, as compared to 57,724 on September 30, 1998.

          COST OF REVENUES. Cost of revenues includes the direct cost of providing service (network telephone, billing, roadside assistance and bad debt expense). Cost of revenues decreased to $2.5 million for the nine months ended September 30, 1999 from $2.9 million for the nine months ended September 30, 1998. Cost of service revenues declined due to the shutting down of the San Francisco/Sacramento networks along with the sale of the New York and Washington DC networks to Ituran, USA.

          COST OF EQUIPMENT. Cost of equipment decreased to $4.6 million for the nine months ended September 30, 1999 from $6.0 million for the nine months ended September 30, 1998.

          RESEARCH AND DEVELOPMENT, ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Research and development, engineering, selling, general and administrative expenses decreased by $8.5 million, to $21.6 million for the nine months ended September 30, 1999 from $30.1 million for the nine months ended September 30, 1998. The Company reduced expenses through significant reductions in personnel along with the shutting down of the San Francisco/ Sacramento network and sale of the New York and Washington DC networks. The Company expensed $1.1 million in the nine months ended September 30, 1998 relating to research and development.

          REFREQUENCY COSTS. Refrequency costs accrued for the nine months ended September 30, 1998 was $0.4 million.

          DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased for the nine months ended September 30, 1999 to $4.3 million from $3.9 million for the nine months ended September 30, 1998, primarily due to depreciation on additional assets in the first part of the year.

          OPERATING LOSSES. Operating losses incurred by the Company were $7.8 million for the nine months ended September 30, 1999, as compared to $22.5 million for the nine months ended September 30, 1998, for the reasons discussed above.

          INTEREST EXPENSE. Interest expense was $8.2 million for the nine months ended September 30, 1999 versus $10.8 million for the nine months ended September 30, 1998. Interest expense related to the senior note and warrants was halted upon the Chapter 11 filing.

          REORGANIZATION COSTS AND DEBT DISCHARGE. Reorganization costs were $1.3 million for the nine months ended September 30, 1999. The Company adopted SOP 90-7 to account for the bankruptcy reorganization and as such has recognized a gain from the debt discharge, equity discharge, and reorganization of $124.2 million.

          NET INCOME/LOSS. For the reasons discussed above and interest income of $0.9 million, net income was $121.9 million for the nine months ended September 30, 1999, compared to a loss of $30.9 million for the nine months ended September 30, 1998. No tax benefit has been recognized for any period due to the uncertainty of net operating loss carry-forward utilization.


LIQUIDITY AND CAPITAL RESOURCES

          Capital expenditures were $1.2 million for the nine months ended September 30, 1999, primarily for additional infrastructure in the Company's existing markets. The Company currently expects that its aggregate capital expenditures will be $2.2 million for both 1999 and 2000 combined. These capital expenditures will consist primarily of costs associated with the infrastructure of its existing markets.

          The Company received confirmation of its reorganization plan from the United States Bankruptcy Court for the District of Delaware on September 15, 1999. The Plan went effective on September 29, 1999 and the Company is no longer a debtor-in-possession. On September 29, 1999 the Company received a $3 million cash infusion in the form of a 10% Senior Secured Note due September 30, 2000. The proceeds paid down the DIP facility of $600,000 along with various cash claims arising through the bankruptcy plan totaling approximately $170,000. The remaining cash is available for the working capital of the Company.

          Based on the Plan the Company issued a $15 million Senior Note with a 9% interest rate due September 30, 2004. The note has a deferred interest election provision whereby the Company can elect to pay interest by the issuance of Deferred Interest Notes with a 12% interest rate due September 30, 2004.

          The Company believes, based on its business plan, that it has sufficient capital in both the short-and long-term using both the available cash and the Company's positive working capital position. However, there is no assurance that the Company will not need addition capital in the future.


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

Current customers have been notified, in writing, that the Company's current software and hardware products are Year 2000 compliant. A previous version of Fleet Director (R), which is currently utilized by few customers, is not Year 2000 compliant. For customers utilizing this version, an upgrade to the most current version of Fleet Director, which is Year 2000 compliant, is being provided at no charge. The overall impact of the free software upgrade is not material to the overall results of operations or financial condition of the Company. Also, as a general service, Customers have been notified in the same letter that each personal computer utilized by the customer, while not a product or liability of the Company, should be tested to ensure it is Year 2000 compliant.

As part of its Year 2000 plan, the Company is seeking confirmation from certain material vendors and telecommunications service and equipment providers ("Primary Vendors") that they are, or developing and implementing plans to become, Year 2000 compliant. Confirmations received to date from its Primary Vendors have indicated that such respondents have or are in the process of implementing remediation procedures to ensure Year 2000 compliance.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

          The Plan of Reorganization, as described in and filed as an exhibit to the Registrant's September 8-K, has been confirmed and became effective September 29,1999.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

          As described in the September 8-K, the Registrant issued an aggregate $3 million of Senior Secured Notes due 2000 and Class A Common Stock Warrants to purchase common stock of the Registrant.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (b) REPORTS ON FORM 8-K.

          On September 30, 1999, the Registrant filed its Report on Form 8-K with respect to the confirmation and effectiveness of its Second Amended Plan of Reorganization pursuant to Chapter 11 of the United States Bankruptcy Code.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             TELETRAC, INC.



                                             By:  /s/ Alan B. Howe
                                                  ------------------------------
                                                  Name:  Alan B. Howe
                                                  Title: Chief Financial Officer

Date: November 12, 1999