Form 10-K
period 1999-12-31
TELETRAC INC /DE
filed 2000-03-31
CIK 1045419

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------


                                    FORM 10-K


          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended December 31, 1999

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
               For transition period from          to


                                    333-35021
                             Commission file number

                                 TELETRAC, INC.
            (Exact Name of Registrant as Specified in Its Charter)


           Delaware                                      48-1172403
(State or Other Jurisdiction of                     (I.R.S. Employer
 Incorporation or Organization)                     Identification No.)

3220 Executive Ridge Dr. #100
      Vista, CA                                          92083
 (Address of Principal                                 (Zip Code)
   Executive Offices)

Registrant's telephone number, including area code: 760-597-0510

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

                                      None
                                (Title of Class)

          Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

          The Registrant has no publicly traded equity securities. As of December 31, 1999, Teletrac, Inc. had outstanding 10,000,000 shares of Common Stock, par value $0.01 per share.

          Documents Incorporated By Reference: None

                                     PART I

Item 1.   BUSINESS

General

          As used in this Report, unless the context otherwise requires, the term "Company" refers to Teletrac, Inc. ("Teletrac").

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

          The Company is a leading provider of vehicle location and wireless data solutions to commercial fleet operators. The Company has developed an information services platform that enables customers to better manage their mobile workforce, provide security for their property and personnel and communicate more effectively with mobile workers. The Company utilizes various wireless data networks to provide vehicle location and data communications. The majority of the location and data traffic today for the Company is carried via the Company-developed proprietary land-based location and data communications technology. In addition, the Company has multiple customers utilizing the cellular digital packet data network (or "CDPD") coupled with global positioning (or "GPS") for location determination. The Company is also in the process of evaluating other data networks combined with GPS for other applications for commercial fleet operators.

          As of December 31, 1999, the Company maintained operations in 12 metropolitan markets: Los Angeles, Chicago, Detroit, Dallas, Miami, Houston, Orlando, San Francisco, San Diego, Sacramento, Washington, D.C./Baltimore and New York. As of December 31, 1999, the Company served over 3000 commercial fleet accounts, more than any other provider of fleet vehicle location services, and had approximately 56,559 vehicle applications with commercial customers. In its Miami and Los Angeles markets, the Company also uses its proprietary location systems to provide vehicle location and stolen vehicle recovery services to consumers. As of December 31, 1999, the Company had approximately 6,792 consumer units in service.

          The Company believes that there is substantial demand for cost-effective information services that offer both reliable location tracking and data communications in metropolitan areas. The Company's products can be used either alone or in conjunction with other communications technologies. The Company believes that the majority of its target customers' vehicles are currently equipped with wireless communications devices that do not provide automatic location features, such as two-way radio, specialized mobile radio ("SMR"), pagers and cellular devices. The Company's products and services allow commercial fleet operators to (i) increase driver productivity and fleet efficiency, (ii) improve customer service, (iii) limit unauthorized vehicle use, and (iv) reduce driver overtime. The Company's customers include metropolitan commercial fleets (such as trade service providers, delivery services, bus and taxi fleets, ambulance companies, telecommunications companies, utility companies, municipal government vehicles and law enforcement agencies) and long-haul trucking fleets when operating within metropolitan markets.

          The Company offers a range of fleet management solutions, depending on the customer's budget and location and messaging needs. All of these solutions involve the installation in each vehicle of a vehicle location unit ("VLU") or a "VLU+" in the case of a CDPD/GPS application. The VLU is a radio transceiver that receives and transmits signals used to determine a vehicle's location. In addition to the VLU, commercial fleet customers generally purchase software or location services from the Company. The Company's primary product for commercial fleets is Fleet Director Enterprise Edition(R), a proprietary software application that permits simultaneous location of all fleet vehicles on a real-time 24-hour-a-day basis through a digitized map displayed on the customer's dedicated personal computer or network server, which is connected to the Company's Network Control Center. Fleet Director Enterprise Edition (R) can be complemented with the Company's data communication units, which allow two-way messaging between the fleet dispatcher and drivers directly from the Fleet Director Enterprise Edition(R) screen.

          In its Miami and Los Angeles markets, the Company also uses its proprietary location systems to provide vehicle location and stolen vehicle recovery services to consumers. The Company's service locates and tracks stolen vehicles in real time and its equipment can be integrated with a vehicle's alarm system and/or ignition so that it is automatically activated if the vehicle is stolen. The Company's service also allows a subscriber to initiate vehicle location in other emergency or roadside assistance situations. The Company has continued providing consumer service as a legacy of the business acquired from AirTouch Teletrac but has not launched and does not intend to launch any new marketing efforts with respect to this service.

Recent Developments

          On June 9, 1999 the Company filed for voluntary protection under Chapter 11 of the U.S. Bankruptcy Code. On September 15, 1999, the Company's Plan of Reorganization was confirmed by the United States Bankruptcy Court and it was effective on September 29, 1999 (the "Reorganization"). Pursuant to the Reorganization, certain indebtedness of the Company was discharged in exchange for cash, and/or new indebtedness, and/or new equity interests, certain indebtedness was reinstated, certain claims were settled, executory contracts and unexpired leases were assumed or rejected, certain prepetition claims were discharged, and the new members of the new Board of Directors of the Company were designated. The Company distributed to creditors approximately $21.7 million in restricted cash, $0.2 million in unrestricted cash, $15.0 million 9% Senior Notes due September 30, 2004 (the "Senior Notes"), equity securities consisting of 10 million shares of new common stock and 800,000 warrants, each of which is convertible into one share of new common stock at an exercise price of $7.40 per share.

          In order to fund operations of the Company post Reorganization, the Company issued an aggregate of $3.0 million principal amount of 10% Senior Secured Notes due September 30, 2000 (the "Senior Secured Notes"). The Senior Secured Notes have quarterly interest payments and also have 3,000,000 detachable warrants, each of which is convertible into one share of new common stock at an exercise price of $0.05 per share.

Commercial Fleet Management

          Target Markets

          The Company's commercial fleet services provide reliable, cost-effective location information, data communications and fleet management services in real time. The Company markets its fleet management products both to metropolitan fleets and long-haul trucking fleets, which may desire to optimize driver efficiency in metropolitan areas because of the impact on customer service and overall fleet productivity. The Company believes that metropolitan commercial fleets represent the largest market for its existing products.

          Many metropolitan commercial fleet operators have not employed location information or data communications because of the lack of cost-effective and reliable alternatives. Two-way voice services (such as cellular, SMR and two-way radio) cost significantly more to provide a similar level of location services and rely on the driver to report vehicle location.
A significant number of metropolitan fleet vehicles utilize lower-cost one-way paging services, but such services lack both location tracking and two-way data communications. Management believes the Company's commercial fleet service generates demonstrable cost benefits and efficiency gains for metropolitan fleet customers.

          Due to the diversity of metropolitan commercial fleets, the Company's customer base ranges from independent plumbers with five or six vehicles to large municipal bus and ambulance fleets and national delivery companies. The Company's range of products allows it to provide a fleet management solution to meet each segment of this market. The Company primarily focuses it sales efforts at fleets of at least five vehicles, which it believes can be serviced more cost-effectively than smaller fleets. The Company believes that by utilizing alternative wireless data networks like CDPD, the Company will be able to attract nationwide customers with fleet operations in a number of metropolitan markets. Among the Company's current customers are Emery Air Freight, Inc., Brinks Incorporated (security transportation), Roto Rooter Corp., AT&T Cable Services., and department stores such as Target.

          Products and Services

          The Company offers its customers a range of fleet management, communications and security products. The Company relies on the installation of a VLU or VLU+ in each customer vehicle in order to provide vehicle location and data communication services.

          Fleet Management. The Company's fleet management software products and services are designed to address the needs of key vertical markets within the metropolitan fleet marketplace. The vertical markets that the Company is focused on today include municipals, utilities, distribution, services, and on-demand transportation. These vertical markets share common characteristics and represent the best fit for the Company's current products and services. The Company emphasizes a solution approach with these vertical markets emphasizing integration where necessary to the customer's existing back office systems.

          Fleet Director Enterprise Edition(R) is a proprietary software application that provides fleet customers accurate fleet vehicle location through the customer's detailed digitized map of a metropolitan area displayed on the customer's dedicated personal computer or network server, which is connected to the Company's networks. Fleet Director Enterprise Edition(R) displays the position of all VLU-equipped vehicles at periodic intervals determined by the customer (typically every 15 minutes), at the time of each communication with a vehicle and otherwise as specified by the customer. Customers can adjust the level of map detail through a zoom in/zoom out feature, allowing a customer to simultaneously view the location of all fleet vehicles or to focus in on a single vehicle. Fleet operators can establish "zones of compliance" around their customers' locations, their drivers' homes, or other locations to detect whether vehicles enter or leave specific areas. Fleet Director Enterprise Edition(R) also produces reports that detail a driver's route and the time of each stop and provides documentation for customers who require verification of deliveries. Real-time location reports can also be saved on the customer's computer to be retrieved and reviewed on-screen or printed at a later time.

          Fleet Director Enterprise Edition(R) can also act as a platform from which the customer can use the Company's two-way communications products (discussed below) to send and receive messages to and from drivers. Customers can type messages directly to drivers from the computer on which Fleet Director Enterprise Edition(R) operates and send the messages to a single vehicle, several vehicles or the entire fleet.

          Communications. The Company offers two communication systems to its Fleet Director(R) customers. The Mobile Data Terminal ("MDT") is the Company's more advanced two-way messaging system. It allows for alphanumeric communications from the fleet operator to its drivers and up to thirty-five pre-programmed messages from the drivers to the fleet operator. The Status Messaging Terminal ("SMT") is a low-cost alternative to the MDT. The SMT allows for four pre-programmed messages which may be sent from the customer to the drivers and eight pre-programmed messages which may be sent from the drivers to the customer. The MDT and the SMT are both small terminals typically mounted on the fleet vehicle's dashboard and are connected to the VLU or VLU+.

          Both the MDT and the SMT automatically provide customers with an electronic "receipt" when the message is received and therefore do not rely on drivers for vehicle locations or message delivery. As a result, the Company's system provides more reliable location information and messages than many competing technologies. The Company's communication applications generally have lower service costs than conventional real-time, two-way communication services, such as cellular, SMR and Enhanced Specialized Mobile Radio ("ESMR") services.

          Security Services. The Company offers its commercial fleet customers several vehicle security and driver safety options that operate through the Company's location networks. A VLU can be connected directly to a vehicle's alarm system, triggering the Company's security system when the alarm is set off, or connected to an alarm button either located in the vehicle or carried remotely by the driver. Customers with Fleet Director Enterprise Edition(R) may also establish a "zone of compliance" that activates the Company's security system when vehicles leave the zone. When the security system is activated, a signal is sent by the VLU to the Company's local network system which automatically alerts the customer through Fleet Director Enterprise Edition(R). If the customer does not respond, the Company will telephone the customer directly. If the customer believes that the vehicle has been stolen or a driver is in danger, the Company will work directly with the local law enforcement authorities to track the location of the vehicle in real-time. Many customers also attach VLUs directly to valuable cargo or to expensive equipment such as construction equipment. The Company believes it has developed excellent relations with local law enforcement officials due to the past performance of the Company's location system, and that such relations contribute to its ability to quickly recover stolen vehicles and equipment.

          Sales and Marketing; Customer Service

          The Company uses a direct sales force to sell its commercial vehicle location and fleet management services, and has a sales force located in each market where it operates. The Company's sales efforts rely on sales managers who supervise the sales activities of sales representatives, contact and negotiate with larger potential customers, and have authority to negotiate prices within defined parameters. Sales commissions generally are directly linked to the number of units a sales person sells. As of December 31, 1999, the Company's direct sales force consisted of approximately 40 employees.

          The Company's advertising and marketing efforts are generally directed to local and regional markets and its strategy has focused on print advertising in industry journals, direct mail, videos, telemarketing, industry trade shows and on-site marketing promotions and demonstrations.

Consumer Vehicle Services

          The Company is currently focusing on its core business of commercial fleet management. As a legacy of the business acquired from AirTouch Teletrac in January 1996 (the "Acquisition"), the Company has continued to provide consumer service (now sold under the name Teletracer(TM)) and has allowed dealer arrangements in place at the time of the Acquisition to continue, but has not launched any new marketing efforts.

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

          The vehicle security industry has developed rapidly since the late 1970s, as motor vehicle theft increased dramatically. According to industry sources, in 1994, an estimated 22% of all new automobiles (or approximately 2.26 million new automobiles) and 62% of luxury vehicles purchased in the United States were equipped with an electronic car alarm. Vehicle theft and the demand for vehicle security are particularly high in the metropolitan centers and surrounding suburbs serviced by the Company.

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

Technology

          The Company utilizes various wireless data networks to provide vehicle location and data communications. The majority of the location and data traffic today for the Company is carried via the Company-developed proprietary land-based location and data communications technology. In addition, the Company has multiple customers utilizing CDPD coupled with GPS for location determination. The Company is also in the process of evaluating other data networks combined with GPS for other applications for commercial fleet operators.

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

          At December 31, 1999, the Company maintained and operated its proprietary network in eight metropolitan markets: Los Angeles, Miami, Chicago, Detroit, Dallas, Houston, Orlando and San Diego. In New York and Washington, D.C./Baltimore, Ituran USA owns, operates and maintains the proprietary network and the Company pays Ituran USA a monthly fee for usage on their network for the Company's subscribers in those markets. At December 31, 1999, Ituran USA also notified the Company of its intention to elect its option to purchase the Miami and Orlando networks. In the same way as the New York and Washington transactions, the Company will pay Ituran USA a monthly fee for usage on those networks for the Company's subscribers.

          In a number of customer vehicle applications, the Company utilizes CDPD coupled with GPS for location determination. The vehicle is equipped with a subscriber unit (the VLU+) that includes both a CDPD wireless data modem and a GPS receiver. The CDPD services are provided by certain cellular carriers who have built packet data capabilities onto their existing cellular networks. The Company currently has a nationwide reseller agreement with AT&T for CDPD services. The CDPD services are available in over 1000 cities and towns across the U.S. The Company also uses differential correction to enhance the accuracy of the location determination of the GPS receiver. For the VLU+ service offering, the Company also provides wireless data or messaging communications by combining SMT or MDT terminals with the VLU+. The messaging information is transmitted over the CDPD network and delivered to the customer in a similar fashion as with the Company's proprietary network.


Network and Subscriber Equipment

          The Company terminated its agreements with Tadiran, its former supplier of VLUs in December 1998. The Company does not expect to purchase additional VLUs because inventory is expected to be sufficient to cover projected sales. See "Management's Discussion and Analysis of Results of Operations and Financial Condition." The Company has contracted with a San Diego-based manufacturer for VLU+s. The components of the VLU+ are generally off-the-shelf wireless components that are available commercially from a number of different manufacturers.

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

          In most GPS, private satellite and Loran-C vehicle location systems, vehicle-mounted equipment gathers location data and transmits it by a wireless communication system to a dispatch center. There are a number of wireless systems that can be linked to a satellite system or a Loran-C system to transmit location information to a dispatch center:

     o Cellular and PCS Communication Systems- Cellular and PCS systems can provide local or nationwide networks to transmit location information to a dispatcher. However, cellular and PCS operators generally price their airtime at price levels that do not allow for frequent location information transmittals by vehicles equipped with GPS, private satellite or Loran-C systems to dispatchers on a cost-basis competitive with the Company. Most vehicle location systems that link a satellite or Loran-C location system with a cellular or PCS communication system, such as HighwayMaster, are best-suited for long-haul trucking fleets. In addition, in certain U.S. markets, some cellular operators have added a data service over their existing cellular infrastructure that can improve the cost and delivery of location information over existing cellular networks. The data service, called CDPD, is an overlay of a packet switched data service on a traditional cellular system. CDPD is available in approximately 80 metropolitan markets throughout the U.S., including all the markets, other than Los Angeles, in which the Company is currently operating or plans to operate. One company that is currently utilizing CDPD coupled with GPS to the metropolitan fleet market is @Road, a privately-held corporation based in Fremont, California. At year-end 1999, @Road had approximately 7,000 units installed.

     o SMR/ESMR- SMR has traditionally been used to serve the needs of local dispatch services, such as taxis and couriers, which typically broadcast short messages to a large number of units. Several SMR operators are constructing ESMR digital systems that offer mobile telephone services. Some SMR and ESMR providers are beginning to integrate GPS with their systems to determine location and transmit the location information back to the subscriber via the SMR or ESMR communications network.

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

     o Dedicated Wireless Networks- ARDIS and RAM are dedicated wireless two-way data networks that also can be used to transmit location information through integration with GPS. ARDIS is owned by American Mobile Satellite Corporation and RAM is owned by a joint venture between RAM Broadcasting Corp. and BellSouth. Both wireless providers cover primarily metropolitan markets. ARDIS covers approximately the top 400 markets in the United States, and RAM reports coverage in approximately the top 100 markets (in both cases, including all the markets in which the Company currently operates or plans to operate).

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

          Construction and Operation of Grandfathered Systems

          The FCC adopted its initial rules for the LMS service in 1995. The FCC's LMS rules provide for the "grandfathering" of LMS systems, such as those of the Company, that were in operation or authorized as of February 3, 1995. LMS licenses granted prior to the 1995 rules, including those under which the Company operates its system, were granted for individual transmitter sites. The FCC's rules provide that future LMS licenses will be granted on a geographic basis and awarded through auctions. The FCC stopped accepting applications for new LMS facilities in 1995, pending its development of rules and procedures for auctioning the LMS spectrum.

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

          Current FCC rules do not provide for grandfathered LMS licensees like the Company to construct "fill-in" transmitters to service gaps in the service coverage area due to terrain obstructions. On December 18, 1997, however, the FCC granted the Company, at the Company's request, a waiver that permits the Company to obtain authorizations for new "fill-in" transmitters within the coverage area of its facilities. The Commission granted the Company's applications for "fill-in" transmitters in several markets. Under the terms of the waiver order, the Company may no longer submit applications for "fill-in" transmitters.

          In July, 1998, the FCC adopted auction rules for the multilateration LMS service, and the auction began in February 1999, for 528 licenses representing three frequency blocks in 176 geographic LMS license areas which, in the aggregate, encompassed all of the United States. In the auction, four bidders acquired 289 of the licenses. No minimum bid was placed on the remaining licenses and they reamin unassigned. The Company did not bid for spectrum in the LMS auction. The Company understands that the FCC will expect cooperative arrangements for sharing between grandfathered licensees and the EA licensees resulting from the auction. The Company will be permitted to continue operating its grandfathered facilities in that EA, but it will be precluded from expanding its coverage area within such EA.

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

          In addition, the FCC order requires that interconnection to the public switched telephone network be on a "store and forward" basis. This requirement limits the Company's ability to offer real-time voice communications services, except with respect to emergency communications. LMS customers may engage in delayed voice or data messaging over the telephone system. The FCC set a thirty-second delay as the "safe harbor" for store and forward interconnection but acknowledged that other approaches may also be acceptable depending upon the configuration of the system.

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

          Multilateration LMS systems operate on frequencies that have been allocated to LMS by the FCC on a secondary basis. This means that LMS operations cannot cause interference to, and may be required to accept interference from, users of those same or adjacent frequencies in the industrial, scientific, and medical radio service and in the Federal government's radio location service. In addition, under Part 15 of the FCC's rules, certain unlicensed radio devices (such as spread spectrum devices used for local area networks) operate on the same or adjacent frequencies as LMS systems. Although multilateration LMS systems generally have priority in the use of their frequencies over such Part 15 devices, the FCC's rules provide a "safe harbor" for the operation of Part 15 devices in LMS spectrum. If a Part 15 device is operated in a manner that satisfies those safe harbor requirements (which were designed to avoid or minimize the risk of interference to LMS services), an LMS system that nonetheless suffers interference from such a Part 15 device may have no recourse other than to negotiate with the Part 15 user on methods for eliminating or reducing the interference. In addition, as a condition of the LMS license, the FCC has stated that operators of new LMS systems must perform testing to demonstrate that the system does not cause unacceptable interference to Part 15 devices. To date, the FCC has specifically declined to specify the nature of such testing and how they might be used to determine whether the multilateration LMS system is causing unacceptable interference to Part 15 devices. The FCC has indicated that the purpose of the testing is to ensure that multilateration LMS licensees take efforts to minimize interference to existing Part 15 devices when designing and constructing their systems; Part 15 devices remain secondary to multilateration LMS operations.

          Current FCC Applications and Proceedings

          The Company may have various site-specific applications pending before the FCC from time to time in the ordinary course of business and in connection with the sale of its Miami and Orlando networks and associated FCC licenses to Ituran USA.

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


Employees

          At December 31, 1999, the Company had approximately 230 employees. Substantially all of the Company's employees are full-time. The Company's employees are not unionized and the Company believes that its relations with its employees are good.


Item 2.   DESCRIPTION OF PROPERTIES

          As of December 31, 1999, the Company had approximately 295 site and tower leases for the operation of its transmitters and other equipment on commercial broadcast towers and at other fixed sites. The Company believes that in general the terms of its leases are competitive based on market conditions. The Company believes its facilities are suitable and adequate for its purposes. The Company relocates its transmission and receiver sites from time to time and does not anticipate any material problems in obtaining and retaining site and tower leases in the future.

Item 3.   LEGAL PROCEEDINGS

          Prior to the acquisition of AirTouch Teletrac, PacTel Teletrac (predecessor to AirTouch Teletrac) brought an action before the United States Patent and Trademark Trial and Appeal Board against T.A.B. Systems ("TAB") opposing TAB's registration of the mark "Teletrak." The Trademark Trial and Appeal Board granted PacTel Teletrac's motion for summary judgment, but summary judgment was reversed by the U.S. Court of Appeals for the Federal Circuit. TAB then filed an infringement action against PacTel Teletrac, the Company and other parties in the U.S. District Court for the Central District of California. On December 22, 1997, the District Court granted summary judgment in favor of the Company. This decision has been appealed by TAB to the U.S. Court of Appeals for the Ninth Circuit. Such an appeal was pending as of the date the Company filed its bankruptcy petition. The Bankruptcy Court has issued an order permitting the Ninth Circuit appeal to proceed. Under the terms of the Asset Purchase Agreement between AirTouch Teletrac and the Company, AirTouch Teletrac must pay the costs of any litigation relating to this matter and must indemnify the Company against any losses relating thereto. AirTouch Teletrac has notified the Company that it intends to continue to litigate this matter on its own behalf as well as on behalf of the Company, and that it will bear the cost of such litigation. There can be no assurance that AirTouch Teletrac will be successful in such litigation or that AirTouch Teletrac will honor its indemnification obligations (including any costs or losses relating to a change of name, if required as a result of the litigation).

          The Company is engaged in litigation in Bankruptcy Court with Milgo Solutions f/k/a Raycal-Datacom, Inc. ("Milgo") and Newcourt Leasing, Inc. ("Newcourt"), regarding certain telecommunications equipment which the Company believes it purchased from Milgo. Milgo and Newcourt have asserted that the Company did not purchase this equipment, and allege that the Company holds same pursuant to one or more leases. In the event Milgo and Newcourt prevail in this litigation, the Company may be obligated for the full, remaining amounts due on account of these purported leases, which are asserted to exceed $2.1 million, rather than for the amounts payable to these parties under the Company's confirmed Plan of Reorganization. Discovery has commenced with respect to this matter, but has not yet been concluded.

          The Company is also a defendant in an American Arbitration Association proceeding brought by Star Trac, Inc. ("Star Trac") on or about February 23, 2000. Star Trac asserts that the Company breached the dealer agreement between the parties and seeks actual and puntive damages. The Company denies the claims asserted by Star Trac and believes that these claims were discharged by the bankruptcy proceeding and are therefore without merit. The Company intends to defend vigorously against these claims.

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

          The Company has not paid any cash dividends to the holders of its equity securities. The ability of the Company to pay dividends is restricted by the Indenture dated September 29, 1999 between the Company and HSBC Bank USA, as Trustee, which governs the 9% Senior Notes due September 30, 2004.

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

          On September 29, 1999, the Company's Plan of Reorganization was declared effective (the "Reorganization"). For the three months ended December 31, 1999, the Company has adopted Fresh Start Accounting in accordance with the AICPA's Statement of Position No. 90-7 ("SOP 90-7"). As a result all financial statements presented for periods prior to September 29, 1999 are reflected as those of the predecesor company. See "Management's Discussion and Analysis of Results of Operations and Financial Condition" and "Consolidated Financial Statements".

                                                             Predecessor                              The Company
                                     -----------------------------------------------------------      -----------
                                                                                       Nine              Three
                                                                                       Months            Months
                                                   Twelve Months Ended                 Ended             Ended
                                     -----------------------------------------------------------      -----------
                                     12/31/95(1) 12/31/96(2)  12/31/97    12/31/98     9/30/99          12/31/99
                                                       (In thousands)                                (In thousands)
Statement of Operations Data:
Revenues ......................      $ 13,244    $ 15,957    $ 24,821    $ 28,615    $  25,337         $  7,570
Operating Expenses:
  Cost of revenues ............         4,323       7,031      11,660      13,469        7,186            2,162
  Selling, general and
  administrative ..............        23,674      20,186      35,373      40,842       21,690            5,813
  Refrequencing costs(3) ......         5,936       1,340       1,110         390           --               --
  Restructuring charge ........            --          --          --      19,668           --               --
  Depreciation and amortization         4,458       1,254       2,679       5,781        4,341              328
Asset impairment(4) .........          10,967          --          --          --           --               --
                                     --------    --------    --------     -------     --------         --------

Total operating expenses ......        49,358      29,811      50,822      80,150       33,217            8,303
                                     --------    --------    --------    --------     --------         --------

Operating Loss ................       (36,114)    (13,854)    (26,001)    (51,535)      (7,880)            (733)

  Interest Expense ............       (21,239)       (109)     (6,374)    (14,501)      (7,735)            (900)
  Other .......................           (27)        171       2,620       2,616          913               27
  Reorganization Costs(5)                  --          --          --          --       (1,322)              --
  Gain on Debt Discharge/Reorg.(5)         --          --          --          --      123,775               --
                                     --------    --------    --------     -------     --------         --------

Net Income (Loss)..............      $(57,380)   $(13,792)   $(29,755)   $(63,420)   $ 107,751         $ (1,606)
                                     ========    ========    ========    ========     ========         ========


                                                         Predecessor                                   The Company
                            ---------------------------------------------------------------------      ------------
                            December 31,  December 31,  December 31,  December 31,  September 30,      December 31,
                                1995          1996          1997          1998           1999              1999
                                                       (In thousands)                                 (In thousands)
Balance Sheet Data:

Cash and cash equiva-
lents .............         $      --     $  27,639     $   41,481    $   5,954      $   3,119           $  1,270
Restricted cash and
investments ........               --         1,256         36,692       22,023             --                 --
Total assets .......           11,137        53,713        132,362       77,397         24,899             22,873
Long-term debt .....          226,101         1,615        100,326      101,215         15,426             15,426
Preferred
stock ..............               --        33,340         38,920       54,068             --                 --
Stockholders'
equity (deficit) ...        $(241,418)    $   7,111     $  (20,556)   $ (89,932)     $   2,363           $    757

------------

(1) Represents financial and operating data of AirTouch Teletrac for the period January 1, 1995 through December 28, 1995, the date on which AirTouch Teletrac was dissolved.

(2) The Company acquired the assets of AirTouch Teletrac on January 17, 1996, the effective date of the Acquisition. From December 29, 1995 to January 16, 1996, the business was operated by AirTouch Services, successor to AirTouch Teletrac. The results of operations of AirTouch Services for such period were not material and are not included herein.

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

(5) Pursuant to the Reorganization, certain indebtedness of the Company was discharged in exchange for cash, and/or new indebtedness, and/or new equity interests and certain indebtedness was reinstated. See Note 3 to the Consolidated Financial Statements for further discussion of the Reorganization.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

          The Company is a leading national provider of vehicle location and fleet management services in metropolitan areas. The Company currently groups its operations primarily into two divisions: commercial fleet management and consumer vehicle services. The commercial fleet management division provides products and services that allow fleet operators to increase driver productivity, improve customer service, limit unauthorized vehicle use, and reduce driver overtime. The consumer vehicle services division provides real-time stolen vehicle recovery, vehicle location, and roadside assistance. Management's Discussion and Analysis of Financial Condition and Results of Operations contain statements regarding matters that are not historical facts, but rather are forward-looking statements. These statements are based on current financial and economic conditions and current expectations and involve risk and uncertainties. The Company's actual results may differ materially from the results discussed in forward-looking statements. There can be no assurance that the Company's future operations will generate operating or net income. Factors that might cause such a difference include, but are not limited to, the "Risk Factors" set forth in the Company's Registration Statement on Form S-1.

          On September 15, 1999, the Company's Plan of Reorganization was confirmed by the United States Bankruptcy Court and it was effective on September 29, 1999 (the "Reorganization"). As a result of the Reorganization, the recording of the restructuring transaction and the implementation of Fresh Start Accounting, the Company's results of operations after September 30, 1999 (the cutoff date used for financial reporting purposes) are not comparable to results reported in prior periods.

          The twelve-month information provided below for the year 1999 does not comply with SOP 90-7 requirements for companies upon emergence from bankruptcy, which requirements call for separate reporting for the newly reorganized company and the predecessor company. To facilitate a meaningful comparison of the Company's year-to-date operating performance in fiscal years 1999 and 1998, the following discussion of results of operations on a consolidated basis is presented on a traditional comparative basis for all periods.

                                                  TWELVE MONTHS ENDED
                                       12/31/99       12/31/98      12/31/97
                                       Proforma

OPERATING REVENUES:
Service revenue                        $21,296,671   $ 18,028,832   $12,924,261
Equipment revenue                        8,531,404     10,585,835    11,896,861
Other revenue                            3,078,667              -             -
                                        ----------   ------------   -----------
     Total operating revenues           32,906,742     28,614,667    24,821,122

OPERATING EXPENSES:
  Cost of service revenue                3,208,951      4,206,939     2,839,292
  Cost of equipment revenue              6,138,824      9,261,564     8,820,791
  Selling, general and
   administrative                       21,480,659     30,217,327    24,630,448
  Engineering                            6,013,065      9,105,332     7,367,702
  Research & development costs               9,574      1,519,613     3,374,247
  Refrequency costs                              -        390,000     1,110,166
  Restructuring charge & other                   -     19,667,557             -
  Depreciation and amortization          4,668,644      5,781,103     2,679,243
                                       -----------   ------------  ------------

LOSS FROM OPERATIONS                    (8,612,975)   (51,534,768)  (26,000,767)

OTHER EXPENSE (INCOME):
Interest expense                         8,635,018     14,501,454     6,373,706
Interest and other income                 (939,838)    (2,616,394)   (2,619,409)
                                       -----------   ------------   ------------

LOSS BEFORE REORGANIZATION             (16,308,155)   (63,419,828)  (29,755,064)
REORGANIZATION COSTS                     1,321,746              -             -

GAIN ON DEBT
DISCHARGE/REORGANIZATION               123,774,589              -             -
                                       -----------   ------------  ------------

NET INCOME (LOSS) BEFORE
INCOME TAXES                           106,144,688    (63,419,828)  (29,755,064)

PROVISION FOR INCOME TAXES                      -        -              -
                                       -----------   ------------  ------------


NET INCOME (LOSS)                     $106,144,688   $(63,419,828) $(29,755,064)
                                       ===========   ============   ===========

PREFERRED DIVIDENDS                   $  4,145,596   $  5,839,674  $  4,950,000
                                       -----------   ------------   ------------

NET INCOME (LOSS) APPLICABLE TO
     COMMON STOCK                     $101,999,092   $(69,259,502) $(34,705,064)
                                      ============  =============  ============

RESULTS OF OPERATIONS

          In 1999, the Company elected to change the recording of "units" which represented a separate count for a VLU and a messaging unit to "vehicle applications" which combines any messaging units and the VLU. As such, comparisons to 1999 are reflected using vehicle applications. This change did not impact the Company's financial accounting.


Year Ended December 31, 1999 Compared to Year Ended December 31, 1998.

          OPERATING REVENUES. Total operating revenues for 1999 were $32.9 million, compared to $28.6 million in 1998, an increase of 15%.

          Service revenues, which include revenues from both sold units and rental units, increased to $21.3 million in 1999 from $18.0 million in 1998, an increase of 18%. The average commercial service revenue per vehicle application increased to $30.95 in December 1999 from $24.99 in December 1998 as a result of an increase in both ancillary services and monthly airtime rates.

          Equipment revenues decreased to $8.5 million for the year ended December 31, 1999 from $10.6 million for the year ended December 31, 1998, principally due to lower gross sales over the period. Gross commercial sales (installations) decreased to 13,561 vehicle applications for the year ended December 31, 1999 from 20,600 vehicle applications for year ended December 31, 1998 due to fewer sales personnel. Average equipment revenue per vehicle application increased to $629.11 for 1999 from $513.88 for 1998 mostly due to a reduction in discounting.

          Equipment rental revenues, which are included in total equipment revenues, increased to approximately $826,000 for the twelve months ended December 31, 1999 from $573,000 for the twelve months ended December 31, 1998.

          COST OF SERVICE REVENUES. Cost of service revenues includes the direct cost of providing service (network telephone, billing, roadside assistance and bad debt expense). Cost of service revenues decreased to $3.2 million for the twelve months ended December 31, 1999 from $4.2 million for the twelve months ended December 31, 1998. The reduction is a reflection of the sale of the New York and Washington D.C./Baltimore networks to Ituran USA and the shutting down of the San Francisco/Sacramento network.

          COST OF EQUIPMENT REVENUES. Cost of equipment revenues includes the direct cost of equipment provided to customers, installation and other direct ancillary equipment. Cost of equipment revenues decreased to $6.1 million for the twelve months ended December 31, 1999 from $9.3 million for the twelve months ended December 31, 1998. Cost of equipment revenues includes a one-time charge to write down inventory by approximately $1.1 million at the end of 1998.

          SELLING, GENERAL AND ADMINISTRATIVE, ENGINEERING, AND RESEARCH AND DEVELOPMENT EXPENSES. Selling, general and administrative, engineering, and research and development expenses decreased by $13.3 million, from $40.8 million for the twelve months ended December 31, 1998 to $27.5 million for the twelve months ended December 31, 1999. The Company reduced expenses through significant reductions in personnel along with the shutting down of the San Francisco/Sacramento network and sale of the New York and Washington D.C./Baltimore networks. The Company had virtually no research and development expense in 1999, compared with $1.5 million in 1998.

          REFREQUENCY COSTS. Refrequency costs accrued for the twelve months ended December 31, 1998 was $0.4 million. The accrual reflects a change in estimate for the total refrequency liability.

          RESTRUCTURING CHARGE AND OTHER. The Company charged $19.7 million for the twelve months ended December 31, 1998. The charge was the result of management and organizational changes designed to improve profitability, increase customer focus, and decrease customer cancellations by becoming technologically neutral. The Company no longer plans to open new markets using its proprietary RF networks and has written-down assets and the costs of deinstalling those assets amounting to $17.3 million. The Company has terminated its agreement with its VLU supplier and was subject to a penalty and write-off totaling $1.4 million of VLU's that are not on the correct frequency. The Company cancelled its revolving credit agreement and expensed the deferred costs of $0.8 million. The Company also expensed deferred costs of $0.2 million for certain RF related projects.

          DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased for the twelve months ended December 31, 1999 to $4.7 million from $5.8 million for the twelve months ended December 31, 1998, primarily due to depreciation on fewer assets due to the sale of the New York and Washington D.C. networks to Ituran USA and the shutting down of the San Francisco/Sacramento network as well as lower costs bases resulting from Fresh Start Accounting beginning on October 1, 1999.

          OPERATING LOSSES. Operating losses incurred by the Company were $8.6 million for the twelve months ended December 31, 1999, as compared to $51.5 million for the twelve months ended December 31, 1998, for the reasons discussed above.

          INTEREST EXPENSE. Interest expense was $8.6 million for the twelve months ended December 31, 1999, compared to $14.5 million for the twelve months ended December 31, 1998. The decrease relates to the cancellation of the Predecessor Company's old senior note as part of the Reorganization as well as reduced interest expense on the new debt instruments.

          REORGANIZATION COSTS. Reorganization costs were $1.3 million for the twelve months ended December 31, 1999. These costs are mainly professional fees paid to effect the Reorganization.

          GAIN ON DEBT DISCHARGE/REORGANIZATION. The gain on debt discharge and reorganization was $123.8 million for the twelve months ended December 31, 1999. See Note 3 to the Consolidated Financial Statements for a description of the gain.

          NET INCOME (LOSS). For the reasons discussed above there was net income of $105.6 million for the twelve months ended December 31, 1999, compared to a net loss of $63.4 million for twelve months ended December 31, 1998.

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

          REFREQUENCY COSTS. Refrequency costs accrued for the twelve months ended December 31, 1998 was $0.4 million, compared to $1.1 million in 1997. The accrual, reflects a change in estimate for the total refrequency liability.

          RESTRUCTURING CHARGE AND OTHER. The Company charged $19.7 million for the twelve months ended December 31, 1998. The charge was the result of management and organizational changes designed to improve profitability, increase customer focus, and decrease customer cancellations by becoming technologically neutral. The Company no longer plans to open new markets using its proprietary RF networks and has written-down assets and the costs of deinstalling those assets amounting to $17.3 million. The Company has terminated its agreement with its VLU supplier and was subject to a penalty and write-off of VLU's that are not on the correct frequency totaling $1.4 million. The Company cancelled its revolving credit agreement and expensed the deferred costs of $0.8 million. The Company also expensed deferred costs of $0.2 million for certain RF related projects.

          DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased for the twelve months ended December 31, 1998 to $5.8 million from $2.7 million for the twelve months ended December 31, 1997, primarily due to depreciation on additional assets related to the new market build-out and additional infrastructure in existing markets.

          OPERATING LOSSES. Operating losses incurred by the Company were $51.5 million for the twelve months ended December 31, 1998, as compared to $26.0 million for the twelve months ended December 31, 1997, for the reasons discussed above.

          INTEREST EXPENSE. Interest expense was $14.5 million for the twelve months ended December 31, 1998 compared to $6.4 million for the twelve months ended December 31, 1997, and primarily relates to the senior notes.

          NET LOSS. For the reasons discussed above net loss increased to $63.4 million for twelve months ended December 31, 1998 from $29.8 million for twelve months ended December 31, 1997.

          TAX BENEFIT. No tax benefit has been recognized for any period due to the uncertainty of net operating loss carry-forward utilization.


LIQUIDITY AND CAPITAL RESOURCES

          Capital expenditures were $2.2 million for the twelve months ended December 31, 1999, primarily for the development of the Company's internal software and database platforms. The Company currently expects that its aggregate capital expenditures will be less than $2.0 million for 2000. These capital expenditures will consist primarily of costs associated with internal software development, the maintenance of existing markets, and other capital improvements.

          The Company, as part of the Reorganization, granted an option to Ituran USA to purchase the networks in Miami and Orlando. The option was exercised by Ituran USA and that transaction is expected to close in April 2000. The proceeds from the sale will be approximately $4.0 million.

          As a result of the Reorganization, the Company has outstanding an aggregate of $15,000,000 Senior Notes with a 9% interest rate due September 30, 2004 (the "Senior Notes"). The Senior Notes have a deferred interest election provision whereby the Company may elect to pay interest by the issuance of Deferred Interest Notes with a 12% interest rate due September 30, 2004. The Company has also issued an aggregate of $3,000,000 Senior Secured Notes with a 10% interest rate due September 30, 2000 (the "Senior Secured Notes"). The Company plans to repay the Senior Secured Notes with the proceeds of the sale of the Miami and Orlando networks to Ituran USA.

          The Company believes, based on its business plan, that it has sufficient capital in both the short and long-term to meet its business objectives, using both the available cash and the Company's positive working capital position. However, there is no assurance that the Company will not need additional capital in the future.


YEAR 2000 COMPLIANCE AND EXPENDITURES

          The Company's program to address the Year 2000 issue consisted of assessing, testing and implementing any changes as necessary. The Company did not suffer any system or Year 2000 problems, nor has the Company been affected to date by any third party relationships. The Company did not incur any significant changes to its results of operations from increased costs. The Company was not effected by any significant changes in the Company's customers buying patterns and has not seen an increase in returns in year 2000.

          We can provide no assurance that all supplier and customer Year 2000 compliance plans were successfully completed. We are not aware of any problems with any of our suppliers, customers or third-party providers that would negatively impact our operations or adversely affect our business.


INFLATION

          The Company believes that to date inflation has not had a material effect on its results of operations. Although inflation may in the future effect the cost of VLU and messaging units sold by the Company, the Company expects that technology and engineering improvements are likely to offset any foreseeable cost increases.

FASB PRONOUNCEMENTS

          See "Recent Accounting Pronouncements" in Note 2 to the Consolidated Financial Statements.


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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            Not applicable.

                          TELETRAC, INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Public Accountants.....................................30
Consolidated Balance Sheets as of December 31, 1999
 and 1998....................................................................31
Consolidated Statements of Operations for the three months ended
  December 31, 1999, nine months ended September 30, 1999
  and the years ended December 31, 1998 and 1997.............................33
Consolidated Statements of Stockholders' Equity (Deficit) for the three months ended December 31, 1999, nine months ended September 30, 1999 and the years ended December 31, 1998 and 1997.............................34
Consolidated Statements of Cash Flows for the three months ended
  December 31, 1999, nine months ended September 30, 1999
  and the years ended December 31, 1998 and 1997.............................35
Notes to Consolidated Financial Statements...................................36

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Teletrac, Inc.:


We have audited the accompanying consolidated balance sheets of Teletrac, Inc. and Subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the three months ended December 31, 1999, the nine months ended September 30, 1999, and the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As more fully described in Note 3 to the consolidated financial statements, effective September 29, 1999, the Company emerged from protection under Chapter 11 of the U.S. Bankruptcy Code pursuant to a Reorganization Plan which was confirmed by the Bankruptcy Court on September 15, 1999. In accordance with AICPA Statement of Position 90-7, the Company adopted Fresh Start Accounting whereby its assets, liabilities and new capital structure were adjusted to reflect estimated fair values as of September 30, 1999. As a result, the consolidated financial statements for the periods subsequent to September 30, 1999 reflect the Successor Company's new basis of accounting and are not comparable to the Predecessor Company's pre-reorganization consolidated financial statements.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Teletrac, Inc. and Subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the three months ended December 31, 1999, the nine months ended September 30, 1999, and the years ended December 31, 1998 and 1997, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP
San Diego, California
March 20, 2000

                          TELETRAC, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                                                           NEW COMPANY          PREDECESSOR

                                                                           DECEMBER 31,         DECEMBER 31,
ASSETS                                                                        1999                 1998
                                                                          --------------      ---------------

CURRENT ASSETS:
Cash and cash equivalents                                                  $  1,270,065         $  5,953,505
Accounts receivable, less allowances of $1,874,717 and $983,154               2,752,173            4,608,619
    at 1999 and 1998, respectively
Inventories                                                                   4,411,507            8,319,016
Prepaid expenses and other                                                      936,691            1,483,843
Short-term portion of restricted investments                                          -            6,125,000
                                                                          --------------      ---------------

       Total current assets                                                   9,370,436           26,489,983
                                                                          --------------      ---------------

RESTRICTED INVESTMENTS, HELD TO MATURITY                                              -           22,023,208
PROPERTY AND EQUIPMENT, net                                                   7,740,758           19,135,386
INVENTORIES, LONG-TERM                                                        2,977,650            3,435,700
LICENSES AND OTHER, net of accumulated amortization of
    $4,830 and $468,141 at 1999 and 1998, respectively                          380,190            6,312,294
ACCOUNTS RECEIVABLE-EQUIPMENT LEASING                                         2,404,249                    -
                                                                         --------------       ---------------

       Total assets                                                        $ 22,873,283         $ 77,396,571
                                                                         ==============       ===============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable - trade                                                  $1,009,529           $1,505,499
   Accrued expenses                                                           2,562,014            3,103,998
   Current portion of long-term obligations                                   3,118,733            1,246,999
   Accrued interest                                                                   -            6,125,000
   Refrequency liability                                                              -               64,469
                                                                          --------------      ----------------

       Total current liabilities                                            $ 6,690,276         $ 12,045,965

LONG-TERM OBLIGATIONS                                                        15,425,695          101,215,414
                                                                          --------------      ----------------

       Total liabilities                                                     22,115,971          113,261,379
                                                                          --------------      ----------------




REDEEMABLE PREFERRED STOCK:
Preferred Stock, Series A redeemable cumulative, 15% dividend, 190,477
  shares authorized and 190,476.19 shares issued and outstanding                      -           44,033,500
Preferred Stock, Series A-1 undesignated, 190,477 shares authorized, none
   issued or outstanding                                                              -                    -
Preferred Stock, Series B redeemable, 400,000 shares authorized and
   132,506 shares issued and outstanding                                              -           10,034,181
                                                                           --------------     ----------------

       Total redeemable preferred stock                                               -           54,067,681
                                                                           --------------     ----------------

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, Class A, $.01 par value, 507,934 shares authorized and
   249,000 issued and outstanding                                                     -                2,490
Common stock, Class B, $.01 par value, 70,000 shares authorized and
   none issued or outstanding                                                         -                    -
Common stock, $.01 par value, 20,000,000 shares authorized
   and 10,000,000 shares issued and outstanding                                 100,000                    -
Warrants, 3,800,000 warrants to purchase 3,800,000 shares of common stock;      468,000            7,039,954
Additional paid-in capital                                                    1,795,512           10,775,955
Accumulated deficit (from 1999 for the Reorganized Company)                  (1,606,200)        (107,750,888)
                                                                           --------------     ----------------

       Total stockholders' equity (deficit)                                     757,312          (89,932,489)
                                                                           --------------     ----------------

       Total liabilities and stockholders' equity (deficit)                $ 22,873,283         $ 77,396,571
                                                                           ==============     ================




       The accompanying notes are an integral part of these consolidated financial statements.

                          TELETRAC, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1999,
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND THE
                     YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                           NEW COMPANY                                PREDECESSOR
                                                         -----------------        -----------------  -------------  --------------
                                                             12/31/99                  9/30/99         12/31/98       12/31/97
                                                         -----------------        -----------------  -------------  --------------
OPERATING REVENUES:
Service revenue                                               $ 5,556,162             $ 15,740,509   $ 18,028,832    $12,924,261
Equipment revenue                                               1,713,900                6,817,504     10,585,835     11,896,861
Other revenue                                                     300,000                2,778,667              -              -
                                                         -----------------        ----------------  -------------  --------------

     Total operating revenues                                   7,570,062               25,336,680     28,614,667     24,821,122

OPERATING EXPENSES:
  Cost of service revenue                                         672,312                2,536,639      4,206,939      2,839,292
  Cost of equipment revenue                                     1,489,765                4,649,059      9,261,564      8,820,791
  Selling, general and administrative                           4,554,442               16,926,217     30,217,327     24,630,448
  Engineering                                                   1,251,785                4,761,280      9,105,332      7,367,702
  Research & development costs                                      7,233                    2,341      1,519,613      3,374,247
  Refrequency costs                                                     -                        -        390,000      1,110,166
  Restructuring charge & other                                          -                        -     19,667,557              -
  Depreciation and amortization                                   327,513                4,341,131      5,781,103      2,679,243
                                                         -----------------        ----------------  -------------  --------------


LOSS FROM OPERATIONS                                             (732,988)              (7,879,987)   (51,534,768)   (26,000,767)

OTHER EXPENSE (INCOME):
Interest expense                                                  900,141                7,734,877     14,501,454      6,373,706
Interest and other income                                         (26,929)                (912,909)    (2,616,394)    (2,619,409)
                                                         -----------------        ----------------  -------------  --------------

LOSS BEFORE REORGANIZATION                                     (1,606,200)             (14,701,955)   (63,419,828)   (29,755,064)

REORGANIZATION COSTS                                                    -                1,321,746              -              -
GAIN ON DEBT DISCHARGE/REORGANIZATION                                   -              123,774,589              -              -
                                                         -----------------        ----------------  -------------  --------------

NET INCOME (LOSS) BEFORE INCOME TAXES                          (1,606,200)             107,750,888    (63,419,828)   (29,755,064)

PROVISION FOR INCOME TAXES                                              -                        -              -              -
                                                         -----------------        ----------------  -------------  --------------

NET INCOME (LOSS)                                             $(1,606,200)            $107,750,888   $(63,419,828)  $(29,755,064)
                                                         =================        ================  =============  ==============

PREFERRED DIVIDENDS                                                     -                4,145,596      5,839,674      4,950,000
                                                         -----------------        ----------------  -------------  --------------

NET INCOME (LOSS) APPLICABLE TO
     COMMON STOCK                                             $(1,606,200)            $103,605,292   $(69,259,502)  $(34,705,064)
                                                         =================        ================  =============  ==============


       The accompanying notes are an integral part of these consolidated financial statements.

                          TELETRAC, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1999,
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND THE
                     YEARS ENDED DECEMBER 31, 1998 AND 1997


                                        Common Stock                                  Additional    Retained
                                    Class A      Class B    Par $.01   Warrants    Paid-In Capital  (Deficit)      Total
                                   --------      -------    --------  ---------    --------------- -----------   -----------

BALANCE, December 31, 1996         $ 2,490          $ -         $ -         $-      $ 21,684,094 $ (14,575,996)  $ 7,110,588


Push down of warrant proceeds
related to senior debt                  -             -           -   7,039,954               -            -       7,039,954
Cost of issuance of preferred
stock, Series A                         -             -           -          -            (1,438)          -          (1,438)
Net loss                                -             -           -          -                     (29,755,064)  (29,755,064)
Preferred stock dividends               -             -           -          -        (4,950,000)          -      (4,950,000)
                                  --------      --------    --------  ---------     -------------  ------------   -----------

BALANCE, December 31, 1997           2,490            -           -   7,039,954       16,732,656   (44,331,060)  (20,555,960)

Cost of issuance of preferred
stock, Series B                         -             -           -          -          (117,027)          -        (117,027)
Net loss                                                                                           (63,419,828)  (63,419,828)
Preferred stock dividends               -             -           -          -        (5,839,674)          -      (5,839,674)
                                  --------      --------    --------  ---------     -------------  ------------   -----------

BALANCE, December 31, 1998           2,490            -           -   7,039,954       10,775,955  (107,750,888)  (89,932,489)

Net income                              -             -           -          -                -    107,750,888   107,750,888
Preferred stock dividends                                                             (4,145,596)          -      (4,145,596)
Gain on debt discharge              (2,490)           -           -  (7,039,954)      (6,630,359)          -     (13,672,803)
Issuance of common
     stock $.01 par                     -             -     100,000          -         1,795,512           -       1,895,512
Issuance of warrants                    -             -           -    468,000                -            -         468,000
                                  --------      --------    --------  ---------     -------------  ------------   -----------

BALANCE, September 30, 1999             -             -     100,000    468,000         1,795,512           -       2,363,512

Net loss                                -             -           -          -                -     (1,606,200)   (1,606,200)
                                  --------      --------    --------  ---------     -------------  ------------   -----------

BALANCE, December 31, 1999            $ -           $ -   $ 100,000   $ 468,000      $ 1,795,512  $ (1,606,200)    $ 757,312
                                  ========      ========    ========  =========     =============  ============   ===========


       The accompanying notes are an integral part of these consolidated financial statements.

                          TELETRAC, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1999,
              NINE MONTHS ENDED SEPTEMBER 30, 1999 AND THE YEARS ENDED
                           DECEMBER 31, 1998 AND 1997

                                                            NEW COMPANY                               PREDECESSOR
                                                        --------------------      -----------------------------------------------
                                                         DECEMBER 31, 1999            9/30/99        12/31/98        12/31/97
                                                        --------------------      -----------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                            $(1,606,200)         $107,750,888    $(63,419,828)   $(29,755,064)
   Adjustments to reconcile net loss to net cash used in
      operating activities -
     Depreciation and amortization                                  327,513             4,341,131       5,781,103       2,679,243
     Accretion of discount on senior notes                                -               196,853         192,399         293,331
     (Gain)/Loss on assets disposed/sold                                  -                     0         128,699               -
     Accrued interest on warrants                                   468,000                     -               -               -
     Loss on assets from restructuring                                    -                     0      19,667,557               -
     Gain on debt discharge                                               -          (123,774,589)              -               -
     Changes in assets and liabilities                           (1,069,499)            1,580,763      (3,499,728)     (6,525,674)
     Refrequency liability                                                -               (58,184)     (3,012,402)     (4,157,287)
     Accrued interest on senior secured notes                       337,500                     -         204,167       5,920,833
                                                        --------------------      ----------------  --------------  --------------
        Total adjustments                                            63,514         (117,714,026)     19,461,795      (1,789,554)
                                                        --------------------      ----------------  --------------  --------------
        Net cash used in operating activities                    (1,542,686)           (9,963,138)    (43,958,033)    (31,544,618)
                                                        --------------------      ----------------  --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of assets                                     5,254               10,500               -               -
     Acquisition of property and  equipment                        (247,260)           (1,189,983)    (12,013,902)    (11,059,260)
     Acquisition of other intangible assets                               -              (705,596)     (1,095,690)       (175,375)
     Acquisition of Airtouch Teletrac                                     -                     -               -      (1,000,000)
                                                        --------------------      ----------------  --------------  --------------
        Net cash used in investing activities                      (242,006)           (1,885,079)    (13,109,592)    (12,234,635)
                                                        --------------------      ----------------  --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of preferred stock, Series B, net                           -                     -       9,820,980               -
     Proceeds from issuance of senior notes                               -             3,000,000               -     100,090,976
     Restricted investments                                               -             6,503,863      12,715,006     (40,856,887)
     Credit facility                                                      -                     -          (2,254)       (962,268)
     Capital lease payments                                         (63,887)             (490,507)       (993,339)       (650,999)
                                                        --------------------      ----------------  --------------  --------------
        Net cash provided by (used in)
          financing activities                                      (63,887)            9,013,356      21,540,393      57,620,822
                                                        --------------------      ----------------  --------------  --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (1,848,579)           (2,834,861)    (35,527,232)     13,841,569

CASH AND CASH EQUIVALENTS, beginning of period                    3,118,644             5,953,505      41,480,737      27,639,168
                                                        --------------------      ----------------  --------------  --------------
CASH AND CASH EQUIVALENTS, end of period                        $ 1,270,065           $ 3,118,644     $ 5,953,505    $ 41,480,737
                                                        ====================      ================  ==============  ==============
SUPPLEMENTAL DISCLOSURE:

     Interest paid                                              $   432,141           $ 6,509,877     $15,070,874    $    229,650
     Capital lease obligations entered into
       for equipment                                            $    74,755           $    21,516     $ 2,210,210    $  1,436,264

       The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  DESCRIPTION OF BUSINESS:

Teletrac, Inc., a Delaware corporation, through its wholly-owned subsidiary, Teletrac License, Inc. (collectively, the "Company"), controls licenses issued by the Federal Communications Commission (FCC) to construct and operate radio location networks for the purpose of locating, tracking and communicating with commercial fleet and consumer vehicles as a result of its acquisition of AirTouch Teletrac. As of December 31, 1999, the Company operated in twelve metropolitan markets: Los Angeles, Chicago, Detroit, Dallas, Miami, Houston, Orlando, San Francisco, San Diego, Sacramento, Washington D.C./Baltimore and New York. The Company also uses its proprietary location systems to provide vehicle location and stolen vehicle recovery services to consumers in its Los Angeles and Miami markets. The networks consist primarily of antennas, transmission and receiving equipment, customer-owned vehicle locating units (VLUs) that receive and transmit signals, and operating centers that interpret and relay the transmissions.

2.  ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Unearned service fees of approximately $87,000 and $93,000 in 1999 and 1998, respectively, are recorded as deferred revenue and are included in accrued expenses in the accompanying consolidated balance sheets.

Cash and Cash Equivalents

The Company considers cash investments, which consist primarily of investments in commercial paper purchased with a maturity of three months or less to be cash and cash equivalents. The carrying amounts approximate fair value due to the short maturities of these instruments.

Inventories

Inventories consist of VLUs, computer systems and other receiving and transmitting equipment held for sale. Inventories are stated at the lower of cost or market using the first-in, first-out method of valuation.

Inventories consist of the following at December 31, 1999 and 1998 (in thousands):

                                                   1999                 1998
                                               New Company          Predecessor
                                               -----------          -----------
   Vehicle location units                         $  5,538             $  8,178
   Messaging units                                     945                1,921
   Computers and software                              328                  208
   Other inventory (net of reserve)                    578                1,448
                                              ------------          -----------
      Total inventory                                7,389               11,755
                                              ------------          -----------
      Less:  long-term inventory                     2,978                3,436
                                              ------------          -----------
      Current Portion                            $   4,411             $  8,319
                                              ============          ===========

In connection with a supply agreement with a vendor, the Company was required to purchase minimum quantities of VLU's. These purchase requirements resulted in inventory quantities which exceed the next year's anticipated demand. The Company does not have plans to alter its technology in its existing markets. Accordingly, quantities in excess of one year's anticipated demand have been classified as long-term inventory in the accompanying consolidated balance sheet.

Property and Equipment

The Company provides for depreciation expense using the straight-line method over five to seven years for all categories other than leasehold improvements, which are depreciated over 39 years. Property and equipment are recorded at cost. In accordance with Fresh Start Accounting, property and equipment were reflected at fair market values based on the equity valuation of the Company as of September 30, 1999.

                                                   December 31
                                                  (In thousands)
                                       -----------------------------------
                                          1999                    1998
                                       New Company             Predecessor
                                       -----------             -----------
   System Equipment                     $5,803                   $16,868
   Automobiles                             118                       529
   Furniture & Fixtures                    667                     2,439
   Computer Equipment and Software       1,372                     5,343
   Leasehold Improvements                  101                       244
   Construction in Progress                  3                       839
                                       -----------             -----------
     Total Property & Equipment          8,064                    26,262
       Accumulated Depreciation           (323)                   (7,126)
                                       -----------             -----------
          Net Property & Equipment      $7,741                   $19,136
                                       ===========             ===========

Maintenance and repair expenses are charged to operations as incurred. When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in operations.

Other Assets

Licenses represent a long-term intangible asset that allows FCC authorization to broadcast at designated frequencies. They are amortized using the straight-line method over 15 years. FCC license terms are for 5-year periods with unlimited options to renew for subsequent 5-year periods. These licences were revalued as part of Fresh Start Accounting.

Long-Lived Assets

The Company periodically evaluates the recoverability of its long-lived assets based on expected undiscounted cash flows and recognizes impairments, if any.

Stock-Based Compensation

The Company measures compensation expense for its stock-based employee and non-employee directors compensation plan using the intrinsic value method and provides pro forma disclosures of net loss as if the fair value method had been applied in measuring compensation expense.

Income Taxes

Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities applying tax regulations existing at the end of the reporting period. The Company has fully reserved its deferred tax asset, principally the net operating loss carry-forward generated as of December 31, 1999 and 1998.

Recent Accounting Pronouncements

In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137 ("SFAS No. 137"), an amendment of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 137 is effective for fiscal years beginning after June 15, 2000. The Company does not believe the adoption of SFAS No. 137 will have a material effect on the Company's consolidated results of operations or financial condition.

In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes that their revenue recognition policies comply with the applicable provisions of SAB 101.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No.107 ("SFAS No. 107"), "Disclosures about Fair Value of Financial Instruments" requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate the value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. These techniques are significantly affected by the assumptions used, including discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments: the carrying amount reported on the balance sheet approximates the fair value for cash, short-term borrowings and current maturities of long-term obligations; and the fair value for the Company's fixed rate long-term obligations is estimated based on the current rates offered to the Company for obligations of the same remaining maturities. Based on the above, the amount reported on the balance sheet approximates the fair value.

Reclassification

Certain amounts previously reported in the 1998 financial statements have been reclassified to conform with the 1999 presentation.

3.  FINANCIAL REORGANIZATION:

On June 9, 1999 the Company filed for voluntary protection under Chapter 11 of the U.S. Bankruptcy Code. On September 15, 1999, the Company's Plan of Reorganization was confirmed by the United States Bankruptcy Court and it was effective on September 29, 1999 (the "Reorganization"). Pursuant to the Reorganization, certain indebtedness of the Company was discharged in exchange for cash, and/or new indebtedness, and/or new equity interests, certain indebtedness was reinstated, certain claims were settled, executory contracts and unexpired leases were assumed or rejected, certain prepetition claims were discharged, and the new members of the new Board of Directors of the Company were designated. The Company distributed to creditors approximately $21.6 million in restricted cash, $0.2 million in unrestricted cash, $15.0 million principal amount of its 9% Senior Notes due September 30, 2004 (the "Senior Notes"), equity securities consisting of 10 million shares of new common stock and 800,000 warrants, each of which is convertible into one share of new common stock at an exercise price of $7.40 per share.

In order to fund operations of the Company post Reorganization, the Company issued an aggregate of $3.0 million principal amount of 10% Senior Secured Notes due September 30, 2000 (the "Senior Secured Notes"). The Senior Secured Notes have quarterly interest payments and also have 3,000,000 detachable warrants, each of which is convertible into one share of new common stock at an exercise price of $0.05 per share. These warrants have been valued at $468,000 and have been amortized to interest expense in the accompanying statement of operations.

The Company had completed network construction and expanded coverage from 7 to 12 metropolitan markets and has grown its customer base and the number of units in service from 54,430 to over 97,000. However, because of a lack of capital, the Company was unable to fund all of its continuing obligations.

During the course of 1998 the Company's liquidity became increasingly tight. In October of 1998, some of the Company's existing investors invested an additional $10.0 million of capital in a second round of preferred equity. The $10.0 million was anticipated to be the first traunche of what was anticipated to be $20.0 million total financing. This brought the combined total of equity financing raised by the Company to approximately $68.0 million. The Company continued to attempt to raise the incremental $20.0 million and retained the services of Donaldson, Lufkin, Jenrette ("DLJ") to assist in the process. DLJ and the Company contacted a number of potential new investors including equity investors, senior debt investors, and potential merger and/or strategic partner candidates to determine interest in a possible transaction with the Company. DLJ and the Company were unsuccessful in this process. Consequently, in February of 1999, DLJ and the Company opened discussions with the holders of its $105.0 million in 14% Senior Secured Notes. The Company updated the Senior Note holders on the progress to date on the financing and solicited dialogue on options available to the Company and the willingness of the Senior Note holders to support the Company in those efforts.

The bankruptcy process began June 9, 1999, when the Company filed a Prenegotiated Plan of Reorganization with the U.S. Bankruptcy Court in Delaware under Chapter 11 of the U.S. Bankruptcy Code. The Senior Note holders, equity holders, and Company management participated in drafting the Prenegotiated Plan of Reorganization. Upon emerging from bankruptcy, the Company's 14% Senior Secured Notes were cancelled. In addition, the Company's preferred stock, common stock, warrants, and stock options were cancelled. In connection therewith, the Company issued new debt and equity securities as mentioned above.

The Company, as part of the Reorganization, granted an option to Ituran USA to purchase the networks in Miami and Orlando. The option was exercised by Ituran USA and that transaction is expected to close in April 2000. The proceeds from the sale will be approximately $4.0 million.

4.  FRESH START ACCOUNTING:

As of September 30, 1999, the Company adopted Fresh Start Accounting in accordance with AICPA Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Fresh Start Accounting resulted in material changes to the consolidated balance sheet, including valuation of assets, intangible assets, and liabilities at fair market value and valuation of equity based upon the appraised reorganization value of the ongoing business.

The Company's reorganization equity value of $2.3 million was based on an equity valuation performed by an independent firm in accordance with standards established by the American Society of Appraisers and submitted to the court as part of the Plan of Reorganization. The equity valuation resulted in a lower value than the historical carrying value of the net assets. As such, the difference was applied as a reduction to the carrying values of long-term assets.

The following sets forth the results of Fresh Start Accounting:


                                   Predecessor              Reorganization and Fresh Start            Reorganized
                                     Company                          Adjustments                       Company
                                                            ------------------------------
                                September 30, 1999          Debit                 Credit           September 30, 1999
                                ------------------          -----                 ------           ------------------
ASSETS
Total current assets                 $34,675,005            $      -           $22,344,345  (a)       $12,330,660

Property and equipment (net)          17,510,571                   -             9,598,966  (b)         7,911,605

Long-term receivables                    853,499                   -                     -                853,499

Other assets                           3,965,779                   -               162,129  (c)         3,803,650
                                     -----------         -----------           -----------            -----------
                                     $57,004,854            $      -           $32,105,440            $24,899,414
                                     ===========         ===========           ===========            ===========




LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Current portion of
     long-term debt                     $707,862            $600,000  (d)      $         -               $107,862

     Accounts payable & other
     accrued liabilities               6,373,676                   -               628,669  (e)         7,002,345
                                    ------------         -----------           -----------            -----------

Total current liabilities              7,081,538             600,000               628,669              7,110,207

Total noncurrent liabilities         109,484,499         109,058,804  (f)       15,000,000  (g)        15,425,695

Stockholders' equity
(deficit):
     Preferred stock                  58,213,276          58,213,276  (h)                -                      -
     Common stock                          2,490               2,490  (i)          100,000  (j)           100,000
     Warrants                          7,039,954           7,039,954  (i)          468,000  (k)           468,000
     Additional paid-in
     capital                           6,630,360           6,630,360  (l)        1,795,512  (j)         1,795,512
     Retained earnings (deficit)    (131,447,263)         10,382,952  (m)      141,830,215  (n)                 -
                                   -------------        ------------           -----------            -----------

                                     $57,004,854        $191,927,836          $159,822,396            $24,899,414
                                   =============        ============          ============            ===========

Explanations of the above adjustments are as follows:

a) To remove the restricted cash of $21,644,345 that was paid to the 14% Senior Secured Note holders and an adjustment of $700,000 to accounts receivable for realizability due to the Reorganization.

b) To adjust the property and equipment to estimated current fair value and to decrease the identifiable assets by the reorganization value less the identifiable assets.

c) To decrease the intangible assets by the amount in excess of the reorganization value.

d) To reflect the cancellation of debtor-in-possession financing and issuance of new current obligations.

e) To adjust current liabilities to fair market value.

f) Remove old Senior Note, remove accrued interest on 14% Senior Secured Notes, remove cancelled debts and remove accrued interest on debtor-in-possession financing.

g) To reflect the issuance of the 9% Senior Notes.

h) To reflect the cancellation of the Series A, A-1 and B preferred stock.

i) To reflect cancellation of the Class A and B common stock and predecessor warrants.

j) To reflect the issuance of 10,000,000 shares of new common stock (par value $0.01) at estimated fair market value.

k) To record new warrants on $3,000,000 10% Senior Secured Notes.

l) To reflect the elimination of stockholders' equity of the Predecessor
Company.

m) Remove positive accumulated earnings after posting gain from debt discharge and reorganization charges

n) Post debt discharge and reorganization gain against retained deficit.

5. REORGANIZATION COSTS:

In accordance with SOP 90-7, expenses of the Predecessor Company resulting from the Reorganization are reported separately as reorganization items in the accompanying consolidated statement of operations, and are summarized below:

                                                  Nine Months Ended
                                                  September 30, 1999
                                                  ------------------
     Legal Fees                                        $1,245,029
     Court Fees                                            27,500
     Printing Fees                                         49,217
                                                     ------------
                                                       $1,321,746
                                                     ============

6. LONG-TERM OBLIGATIONS:

Long-term obligations consist of the following as of December 31:

                                                  1999           1998
                                                  ----           ----

9% Senior Notes due to a bank, principal
and interest due September 30, 2004,
secured by Teletrac's Assets                 $15,000,000    $      --

10% Senior Secured Notes due to a bank,
principal due September 30, 2000, quarterly
interest payments of $74,863,
secured by Teletrac's Assets                   3,000,000           --

14% Senior Secured Notes due to a bank,
principal due August 1, 2002,
semiannual interrest due February and August          --      98,445,776

Capital leases                                   544,428       4,016,637
                                             -----------     -----------
                                              18,544,428     102,462,413
     less current portion                      3,118,733       1,246,999
                                             -----------    ------------
                                             $15,425,695    $101,215,414
                                             ===========    ============

The Company holds leases on automobile, furniture, telephone and frequency receiving and transmitting equipment for periods greater than one year.

Principal maturities of long-term obligations as of December 31, 1999 follows:

               Fiscal year ending
               ------------------
                      2000                             $3,118,733
                      2001                                330,057
                      2002                                 72,939
                      2003                                 22,699
                      2004                             15,000,000
                   Thereafter                                   -
                                                      -----------
                                   TOTAL:             $18,544,428
                                                      ===========

7. STOCKHOLDERS' EQUITY:

Common Stock

The Company's authorized capital stock consists of 20,000,000 shares of common stock, par value $0.01 per share.

The holders of the common stock are entitled to one vote per share on all matters on which stockholders are entitled to vote. The holders of common stock are entitled to receive such dividends as may be declared by the Board of Directors.

Stock Options

The Company has reserved 1,346,071 shares of common stock for issuance pursuant to the exercise of nonqualified and incentive stock options under its 1999 Stock Option and Restricted Stock Purchase Plan (the "Plan"). The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized in 1999.

The exercise price of the options is $0.16 and was determined based on the equity valuation of the Company during the Reorganization. As of December 31, 1999, options to purchase 1,216,750 shares were granted, and 28,250 forfeited, leaving options to purchase 1,188,500 shares outstanding.

SFAS No. 123 "Accounting for Stock-Based Compensation" was issued by the FASB in 1995 and, if fully adopted, changes the methods for recognition of cost on plans similar to those of the Company. Adoption of FASB Statement No. 123 is optional, however, pro forma disclosures as if the Company had adopted the cost recognition method are required. Had compensation cost for stock options awarded under the Plan been determined consistent with FASB Statement No. 123, the effect to net income and earnings per share would have been immaterial.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models also require the input of highly subjective assumptions such as expected option life and expected stock price volatility. Because the Company's employee stock-based compensation plan has characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, the Company believes that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of awards from those plans.

The fair value at date of grant for options granted during fiscal 1999 were $.04 and were estimated using the Black-Scholes option pricing model with the following assumptions: (i) weighted average dividend yield of 0.00%, (ii) weighted average volatility of 1.0% for fiscal year 1999, (iii) expected life of three to five years and (iv) risk-free interest rate of 5.8%.

Predecessor Company Options

The Predecessor Company reserved 68,457 shares of nonqualified and incentive stock options under three plans, the 1995 Stock Option Plan (the "1995 Plan"), the 1996 Stock Option Plan (the "1996 Plan") and the 1998 Stock Option Plan (the 1998 Plan). The Predecessor Company applied Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost had been recognized in 1998 and 1997. Had compensation cost been recognized in accordance with Financial Accounting Standards Board Statement No. 123, "Accounting for Stock Based Compensation," the Predecessor Company's reported net loss would have increased by approximately $1,400 and $247,000 for the years ended 1998 and 1997, respectively.

Under each plan, the exercise prices were determined based on the grant date and were equal to the fair market value of the shares as determined by the board of directors. The term of the options under each plan were not to exceed ten years from the grant date. Under each plan, one-third of each grant vested per year over a three-year period at different pricing tiers. The following represents the exercise prices over the three-year vesting period of the options under each plan based on the respective grant period stated:


                                                         Price
                      Grant             ------------------------------------
  Plan                Date                Tier 1       Tier 2       Tier 3
----------   ------------------------   ----------   ----------   ----------

  1995             January 1,             $100.00      $125.00      $150.00
  1995            November 18,             220.00       275.00       330.00

  1996             January 6,              175.00       218.75       262.50
  1996            November 18,             220.00       275.00       330.00

  1998             January 6,              220.00       275.00       330.00

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
Risk-free interest rate                 5.52 to 5.72%      5.89 to 6.46%
Expected option life                       7 years            7 years

8.  REFREQUENCING LIABILITY:

In 1995 the FCC issued an order which required the Company to relocate its existing operating frequency from a portion of the 925 MHz band to a portion of the 927 MHz band. As a result, the Company has recorded a liability, including $5,936,000 assumed in the Acquisition, for the cost of implementing the order so that the Company can continue to deliver its contractual service obligation to its customers. The Company revised its estimate and recorded approximately an additional $0.4 million and $1.1 million liability in 1998 and 1997, respectively.

9.  EMPLOYEE BENEFIT PLANS:

The Company sponsors a defined-contribution profit sharing 401(k) plan (the "401(k) Plan") which covers all full-time employees. The benefits of the 401(k) Plan are based on years of service, the employee's compensation, employee contributions and earnings of plan assets. The Company's funding policy is to contribute an amount equal to $0.50 for every dollar contributed by the employees up to $1,000 annually. The Company has accrued approximately $164,536 and $207,000 during 1999 and 1998, respectively.

10.  INCOME TAXES:

Deferred income taxes are provided for temporary differences between the financial accounting basis and tax basis of assets and liabilities and temporary differences in reporting income and expense.

The Company's Net Operating Losses ("NOL's") and Alternative Minimum Tax ("AMT") NOL's total approximately $47,055,725 and $41,243,152, respectively, for 1999. However, the utilization of these NOL's is limited under Internal Revenue Code
Section 382. On September 29, 1999 the Company reorganized under Chapter 11 of the Bankruptcy Code (the "Reorganization"). Pursuant to the Reorganization, the Company incurred a greater than fifty percent ownership change, thereby, subjecting the NOL's to the Section 382 limitation. The Company estimates that only $6.2 million of NOL's are available to be utilized to offset future taxable income due to the Section 382 limitations.

The components of net deferred tax assets (liabilities) are as follows (in thousands):

                                   Three Months Ended  Nine Months Ended    Twelve Months Ended    Twelve Months Ended
                                   December 31, 1999   September 30, 1999   December 31, 1998      December 31, 1997
                                   -----------------   ------------------   -------------------    -------------------
DEFERRED TAX ASSETS:
Net Operating Loss Carry-forwards       $2,486              $  880                $38,396                 $17,130
                                        ------              ------                -------                 -------
Reserves and Accruals                      785                 588                      -                       -
Depreciation                             2,591               2,591                   (559)                   (577)
Other                                      330                 290                    277                     239
                                        ------              ------                -------                 -------
Net deferred tax assets                  6,192               4,349                 38,114                  16,792
Tax asset reserve                       (6,192)             (4,349)               (38,114)                (16,792)
                                        ------              ------                -------                 -------
             Net deferred taxes         $    -              $    -                $     -                 $     -
                                        ======              ======                =======                 =======

11.  COMMITMENTS AND CONTINGENCIES:

The Company has operating leases for office space and antenna sites for periods greater than one year. Minimum payments under such operating leases are as follows (in thousands):

                                    Year Ending
                                    -----------
                                        2000                    $ 1,551
                                        2001                      1,219
                                        2002                        586
                                        2003                        170
                                        2004                         32
                                        Thereafter                  125
                                                               --------
                                                                $ 3,683
                                                               ========


12.  RESTRUCTURING CHARGE

In the fourth quarter of 1998, the Company recorded a restructuring charge of approximately $19.7 million. The charge was the result of management and organizational changes designed to improve profitability, increase customer focus, and decrease customer cancellations by becoming technologically neutral. The major components of the charge are as follows (in thousands):

      Write-down RF network assets in unopened markets          $16,562
      VLU Contract Termination Costs                              1,373
      Deinstallation Costs                                          809
      Revolver Cancellation                                         752
      Abandoned RF Projects                                         172
                                                                -------
           Total                                                $19,668
                                                                =======

The Company no longer plans to open new markets using its proprietary RF networks and has written down assets and the costs of deinstalling those assets. The Company has terminated its agreement with its VLU supplier and was subject to a penalty and write-off of VLU's that are not on the correct frequency. The Company cancelled its revolving credit agreement and expensed the deferred costs of the facility. The Company also expensed deferred costs of certain RF related projects. As of December 31, 1999, no costs remain accrued for the Reorganization.

13.  LEGAL PROCEEDINGS

          Prior to the acquisition of AirTouch Teletrac, PacTel Teletrac (predecessor to AirTouch Teletrac) brought an action before the United States Patent and Trademark Trial and Appeal Board against T.A.B. Systems ("TAB") opposing TAB's registration of the mark "Teletrak." The Trademark Trial and Appeal Board granted PacTel Teletrac's motion for summary judgment, but summary judgment was reversed by the U.S. Court of Appeals for the Federal Circuit. TAB then filed an infringement action against PacTel Teletrac, the Company and other parties in the U.S. District Court for the Central District of California. On December 22, 1997, the District Court granted summary judgment in favor of the Company. This decision has been appealed by TAB to the U.S. Court of Appeals for the Ninth Circuit. Such an appeal was pending as of the date the Company filed its bankruptcy petition. The Bankruptcy Court has issued an order permitting the Ninth Circuit appeal to proceed. Under the terms of the Asset Purchase Agreement between AirTouch Teletrac and the Company, AirTouch Teletrac must pay the costs of any litigation relating to this matter and must indemnify the Company against any losses relating thereto. AirTouch Teletrac has notified the Company that it intends to continue to litigate this matter on its own behalf as well as on behalf of the Company, and that it will bear the cost of such litigation. There can be no assurance that AirTouch Teletrac will be successful in such litigation or that AirTouch Teletrac will honor its indemnification obligations (including any costs or losses relating to a change of name, if required as a result of the litigation).

          The Company is engaged in litigation in Bankruptcy Court with Milgo Solutions f/k/a Raycal-Datacom, Inc. ("Milgo") and Newcourt Leasing, Inc. ("Newcourt"), regarding certain telecommunications equipment which the Company believes it purchased from Milgo. Milgo and Newcourt have asserted that the Company did not purchase this equipment, and allege that the Company holds same pursuant to one or more leases. In the event Milgo and Newcourt prevail in this litigation, the Company may be obligated for the full, remaining amounts due on account of these purported leases, which are asserted to exceed $2.1 million, rather than for the amounts payable to these parties under the Company's confirmed Plan of Reorganization. Discovery has commenced with respect to this matter, but has not yet been concluded.

          The Company is also a defendant in an American Arbitration Association proceeding brought by Star Trac, Inc. ("Star Trac") on or about February 23, 2000. Star Trac asserts that the Company breached the dealer agreement between the parties and seeks actual and puntive damages. The Company denies the claims asserted by Star Trac and believes that these claims were discharged by the bankruptcy proceeding and are therefore without merit. The Company intends to defend vigorously against these claims.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The board of directors and the executive officers of the Company and their ages as of December 31, 1999, are as follows:

Name                       Age     Position
-----                      ---     --------

Steven D. Scheiwe          39      Chief Executive Officer, General Counsel and
                                   Director
Alan B. Howe               38      Chief Financial Officer, Vice-President
                                     of Finance and Corporate Development
Charles Scheiwe            33      Controller
Kenneth A. Wiesner         36      Vice-President of Customer Operations
Paul M. Albert, Jr.        57      Director
Mark E. Holliday           31      Director
Neil Subin                 35      Director
R. Ted Weschler            38      Director


          Steven D. Scheiwe, the Chief Executive Officer and General Counsel of Teletrac, served as General Counsel and Secretary of Teletrac from November 1995 through September 1999. He also served as General Counsel and Secretary of Premiere Page, Inc. ("Premiere Page"), a leading Southeast paging company, from its 1988 start up as well as the predecessor companies to Premiere Page. He was actively involved in raising capital, developing real estate, and managing human resources. Mr. Scheiwe received his B.A. from the University of Colorado in 1982 and a J.D. degree from Washburn University in 1986.

          Alan B. Howe, the Chief Financial Officer, Vice-President of Finance and Corporate Development of Teletrac, joined Teletrac in November 1995 from Wireless Co., L.P., where he served as Director of Corporate Development. Wireless Co., a joint venture of Sprint, TCI, Comcast and Cox Cable, successfully acquired multiple personal communication system licenses throughout the United States. Prior to his affiliation with Wireless Co., Mr. Howe held various finance positions at Sprint in its Wireless Task Force and Corporate Treasury Group. Before joining Sprint, Mr. Howe was an assistant Vice-President at Manufacturers Hanover Trust. He received an M.B.A. from Indiana University, Graduate School of Business, and a B.A. from the University of Illinois.

          Charles Scheiwe has served as Controller of Teletrac since 1995, in which position he has been responsible for the Company's back office operations, including accounting, billing and information systems. Mr. Scheiwe, a certified public accountant, joined Teletrac in 1995 from Pentapage, where he served as its Controller. Prior to Pentapage, Mr. Scheiwe held various positions at Premiere Page from 1989 through 1995. Mr. Scheiwe received his B.A./B.S. from the University of Colorado in 1989.

          Kenneth A. Wiesner, the Vice-President of Customer Operations, is responsible for product distribution, product maintenance and service implementation. He also manages field operations, national support and national help desk support. Prior to joining Teletrac, Mr. Wiesner served as Regional Vice-President of Premiere Page from 1995 through 1997, in which position his responsibilities included overall sales growth, proper maintenance of the Premiere System, and management of the Customer Services Department. Mr. Wiesner received his B.A./B.S. from the University of Missouri and an M.B.A. in Finance from Rockhurst University in Kansas City, Missouri.

          Paul M. Albert, Jr. has served as a director of EarthWatch Incorporated since June 1999. Since December 1996, Mr. Albert has been retained as a consultant and/or employee of The Globecon Group, a financial services consulting company and also serves as an independent finance and capital market consultant to corporate clients. Prior to such time, from September 1996 to November 1996, Mr. Albert served as a consultant to Eccles Associates, Inc., a financial consulting company working primarily with multinational financial institutions in developing countries. From September 1983 to February 1996, he served as a Managing Director, Investment Banking of Prudential Securities, Inc., a financial services company. Mr. Albert received an A.B. degree from Princeton University in 1964 and an M.B.A. degree from Columbia University Graudate School of Business in 1970.

          Mark E. Holliday founded and has been the Managing Director of Heartland Capital Corp. ("Heartland") since 1995. Heartland is a private hedge fund focusing primarily on financially distressed companies. Prior to forming Heartland, Mr. Holliday was affiliated with Option Opportunities and Continental Partners. Mr. Holliday is a graduate of Northwestern University.

          Neil Subin is the Managing Director of Trendex Capital Management, a private hedge fund focusing primarily on distressed and bankrupt companies. Prior to forming Trendex Capital Management in 1991, Mr. Subin was affiliated with Oppenheimer & Co. Mr. Subin currently is a member of the Board of Directors of Nucentrix Broadband Networks, Inc., a provider of wireless broadband network and multichannel subscription television services, located in Plano, Texas. Mr. Subin received a Bachelor of Arts degree from Brooklyn College in 1985.

          R. Ted Weschler is the Managing Partner of Peninsula Capital Advisors, LLC, a private investment management firm in Charlottesville, Virginia, a position he has held since January 1, 2000. Mr. Weschler previously served as an executive officer of Quad-C, Inc. ("Quad-C") since its formation in 1989. Quad-C is a Charlottesville, Virginia-based investment firm that primarily engages in the acquisition of businesses in partnership with company management. Mr. Weschler is currently a director of Nucentrix Broadband Networks, Inc., a provider of wireless broadband network and multichannel subscription television services, located in Plano, Texas; WSFS Financial Corporation, a thrift holding company based in Wilmington, Delaware; Deerfield Healthcare Corporation, a provider of adult day care; Virginia National Bank, a national banking association and NWS Holdings, a national furniture retailer. Prior to the formation of Quad-C, Mr. Weschler was employed by W.R. Grace & Co., focusing on acquisition and divestiture activities associated with W.R. Grace's restaurant, retail, healthcare, natural resources and chemical operations. Mr. Weschler received a Bachelor of Science degree in Economics with concentrations in Finance and Accounting from The Wharton School of the University of Pennsylvania in 1983.

          The executive officers of the Company are elected by the Board of Directors and serve at its discretion.

          Pursuant to the Plan of Reoganization, effective September 29, 1999, the Board of Directors was replaced with a new Board. The current Board of Directors shall serve until the first annual meeting of stockholders of Teletrac after the Reoganization or their earlier resignation or removal in accordance with the Charter or Teletrac's by-laws, as the same may be amended from time to time. Thereafter, all directors are elected annually and hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified. Directors do not receive an annual retainer or meeting attendance fees. However, the Company reimburses non-management directors for expenses incurred in attending meetings of the Board of Directors.

          During 1999, the Board of Directors held two meetings. The only standing committees of the Board of Directors are the Audit Committee and the Compensation Committee. During 1999, the members of the Audit Committee were Mark Holliday, Neil Subin and Paul Albert. The Audit Committee periodically consults with the Company's management and independent public accountants on financial matters, including the Company's internal financial controls and procedures. The Audit Committee held one meeting in 1999. During 1999, the members of the Compensation Committee were Steven Scheiwe, Neil Subin and Ted Weschler. The Compensation Committee approves compensation arrangements for the Company's executive officers and administers the Company's stock option plans. The Compensation Committee held two meetings in 1999.

Item 11.  EXECUTIVE COMPENSATION

          The following table sets forth certain compensation information as to the Chief Executive Officer and the four other highest paid executive officers of the Company for the fiscal year ended December 31, 1999:

                                                                 LONG-TERM
                                                               COMPENSATION
                                ANNUAL COMPENSATION               AWARDS
                         ---------------------------------   -----------------
                                                             SECURI-   ALL
NAME AND                 YEAR   SALARY    BONUS    OTHER     TIES      OTHER
PRINCIPAL                       ($)       ($)      ANNUAL    UNDER-    COMPEN-
POSITION                                           COMPEN-   LYING     SATION
                                                   SATION    OPTIONS   ($)
                                                             (#)
----------               ----   -------   -----    -------   -------   -------

Sarto, John(1)           1997     N/A      N/A      N/A        N/A       N/A
Chairman of              1998   233,133   50,000
  The Board
Chief Executive          1999    95,996  125,000                -0-
   Officer

Steven D. Scheiwe        1997   125,130   30,467                -0-      1,000
Chief Executive
  Officer                1998   143,830   34,890                -0-      1,000
General Counsel          1999   188,861   15,925                         1,000


Lawrence P. Jennings(2)  1997   169,130   29,652         -      -0-      1,000
Vice President of
  Operations             1998   169,130   25,234                -0-      1,000
                         1999    70,470  107,707                -0-      1,000

Alan B. Howe             1997   114,128   28,450         -      -0-      1,000
Vice President of
  Finance and
  Corporate
  Development            1998   131,124   43,940                -0-      1,000
                         1999   156,724   13,163                -0-      1,000

Kenneth A. Wiesner       1997   124,950   23,195         -      -0-      1,000
Vice Prsident of
Customer Operations      1998   124,950   53,295                -0-      1,000
                         1999   150,799   19,390                -0-      1,000

-----------

(1)  John Sarto resigned from the Company on April 15, 1999.

(2)  Lawrence P. Jennings resigned from the Company on June 15, 1999.

Employment Agreements

          The four most senior officers of the Company (the "Principal Officers") have employment agreements with the Company (the "Employment Agreements") for a period of two years commencing on September 29, 1999.

          The Employment Agreements all provide the same terms, other than salary and position, for each of the Principal Officers. Steven D. Scheiwe's employment agreement defines his position as Chief Executive Officer, Vice President, General Counsel and Secretary of the Company and provides for a salary of $210,000 per annum. Alan B. Howe's employment agreement defines his position as Chief Financial Officer and Vice President of Finance and Corporate Development of the Company and provides for a salary of $174,000 per annum. Charles Schiewe's employment agreement defines his position as Controller and provides for a salary of $140,000 per annum. Kenneth A. Weisner's employment agreement defines his position as Vice President of Customer Operations of the Company and provides for a salary of $174,000 per annum.

          In addition to base compensation, the Employment Agreements also provide that each Principal Officer is eligible for a bonus of $75,000 for the fiscal year ending December 31, 1999 if the Company meets the target objectives established by the Board. The bonus which each Principal Officer shall receive during the remainder of his employment term shall be established by the Compensation Committee of the Board of Directors and shall be based on target performance objectives set by the Compensation Committee. The Employment Agreements also grant each of the Principal Officers options to purchase 75,000 shares of Common Stock of the Company pursuant to the Company's stock option plan, which is described below.

          The Employment Agreements contain a provision stating that in the event that the employee is terminated other than for cause, or in the event that all or a majority of the stock or the assets are sold to a purchaser, he shall be entitled to severance compensation equal to the lesser of (i) one year's base salary or (ii) the amount of the base salary for the remaining term of his employment agreement. The Employment Agreements also include a confidentiality provision which survives the employee's termination indefinitely and a non-competition provision which remains in effect for a period of two years after the employee's termination.

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

          For the plan year ended December 31, 1999, the Company has accrued an aggregate of approximately $110,000 for matching contributions to the plan in 1999.

Stock Option Plan

          In connection with the Reorganization, on September 29, 1999, the Company adopted the 1999 Stock Option and Restricted Stock Purchase Plan (the "Plan") in order to provide incentives to attract, retain and motivate highly competent persons as officers, non-employee directors and key employees of the Company by providing them with options to purchase new Common Stock of the Company. Additionally, the Plan is intended to assist in further aligning the interests of the Company's directors, officers, key employees and consultants to those of its stockholders. The Plan provides for the granting of "non-qualified stock options" and "incentive stock options" to acquire Common Stock of the Company and the granting of rights, or "awards" to purchase Common Stock of the Company subject to certain restrictions.

          The Plan is administered by the Compensation Committee of the Board of Directors of the Company, which has the sole authority under the Plan to: (i) select the employees who will be granted options or awards to purchase Common Stock, (ii) designate whether options will be granted as incentive stock options or as non-qualified stock options; (iii) establish the number of shares of Common Stock that may be issued under each option or award; (iv) determine the time and the conditions subject to which options may be exercised in whole or in part and awards may be made; (v) determine the amount and the form of the consideration that may be used to purchase shares of Common Stock upon exercise of an option or award; (vi) impose restrictions and/or conditions with respect to shares of Common Stock acquired upon exercise of an option or award; (vii) determine the circumstances under which shares of Common Stock acquired upon exercise of any option or award may be subject to repurchase by the Company;
(viii) determine the circumstances and conditions subject to which shares acquired upon exercise of an option or award may be sold or transferred; (ix) establish a vesting provision for any option or award relating to the time or circumstance when an option or award may be exercised; (x) accelerate the time when outstanding options may be exercised; and (xi) establish any other terms, restrictions and/or conditions applicable to any option or award not inconsistent with the provisions of the Plan.

          The purchase price of Common Stock upon exercise of incentive stock options must not be less than the fair market value of the Common Stock at the date of the grant or, in the case of incentive stock options issues to holders of more than 10% of the outstanding Common Stock, 110% of the fair market value. The maximum terms of the incentive stock options is ten years, or five years in the case of 10% shareholders. The aggregate fair market value, on the date of the grant, of the stock for which incentive stock options are exercisable for the first time by an employee during any calendar year may not exceed $100,000. Options granted under the Plan are generally nontransferable by the optionee and must be exercised by the optionee during the period of the optionee's employment or service with the Company and within the optionee's lifetime or within a specified period following termination of employment or service or the optionee's death.

          The Company is currently authorized to issue an aggregate 1,500,000 shares under the Plan and has reserved 1,346,071 shares for issuance pursuant to the exercise of nonqualified and incentive stock options.

          The exercise price of the options is $0.16 and was determined based on the equity valuation of the Company during the Reorganization. As of December 31, 1999, options to purchase 1,216,750 shares were granted, and 28,250 forfeited, leaving options to purchase 1,188,500 shares outstanding.


Item 12.  SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT


          The following table sets forth the information regarding the beneficial ownership of the Company's Common Stock, par value $0.01 per share, as of December 31, 1999 by (i) certain stockholders or groups of related stockholders who, individually or as a group, are the beneficial owners of 5% or more of the Common Stock, (ii) the Chief Executive Officer of the Company, the four other most highly compensated executive officers of the Company and the directors of the Company and (iii) the executive officers and directors of the Company as a group.
                                                    SHARES
                                                  BENEFICIALLY      PERCENTAGE
NAME AND ADDRESS                                     OWNED (1)     OWNERSHIP (2)
-----------------                                ---------------   -------------

Principal Stockholders:

TD Securities (USA) Inc. . . . . . . . . . . . .     848,787          8.5%
    31 West 52nd Street
    New York, NY 10019-6101

Capital Research . . . . . . . . . . . . . . . .   1,890,480         18.9%
    135 South State College Blvd.
    Brea, CA 92821

Equitable Life Assurance Society . . . . . . . .     501,556          5.0%
    1345 Avenue of the Americas, 37th Floor
    New York, NY 10105

Miller, Lloyd I Funds. . . . . . . . . . . . . .     599,936          6.0%
    4550 Gordon Drive
    Naples, FL 34102

Lutheran Brotherhood . . . . . . . . . . . . . .   1,157,436         11.6%
    625 Fourth Avenue South
    Minneapolis, MN 55415

Aspen Partners . . . . . . . . . . . . . . . . .   1,906,444         19.1%
    1114 Avenue of the Americas, 38th Floor
    New York, NY 10036

Executive Officers and Directors:

Neil Subin . . . . . . . . . . . . . . . . . . .     127,379          1.3%

-------------

(1) Unless otherwise indicated, the entities and individuals identified in this table have sole voting and investment power with respect to all shares set forth in the table.

(2) The percentages shown are based on 10,000,000 shares of Common Stock outstanding on December 31, 1999.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENTS
          AND REPORTS ON FORM 8-K

          (a)(1 and 2) Financial Statements.

          See Index to Consolidated Financial Statements herein.

          (3) Exhibits:


Exhibit
Number    Description

2.1 The Company's Second Amended Plan of Reorganization, dated as of August 4, 1999 and effective as of September 29, 1999 (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on September 30, 1999).

3.1 Amended and Restated Certificate of Incorporation of the Company as filed with the Secretary of State of Delaware on September 29, 1999 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on September 30, 1999).

3.2 By-laws of the Company adopted on September 29, 1999 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on September 30, 1999).

4.1 Form of Indenture between the Company and HSBC Bank USA with respect to the 9% Note due 2004 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 30, 1999).

4.2 Form of 9% Note Due 2004 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on September 30, 1999).

4.3       Form of Deferred Interest Note (incorporated by reference to Exhibit
          4.3 to the Company's Current Report on Form 8-K filed on September 30,
          1999).

4.4 Form of Senior Secured Note and Class A Warrant Purchase Agreement among the Company and the several Purchasers named in Schedule I thereto (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on September 30, 1999).

4.5       Form of 10% Senior Secured Note due 2000 (incorporated by reference to
          Exhibit 4.5 to the Company's Current Report on Form 8-K filed on September 30, 1999).

4.6       Form of Class A Stock Purchase Warrant (incorporated by reference to
          Exhibit 4.6 to the Company's Current Report on Form 8-K filed on September 30, 1999).

4.7 Form of Security Agreement between the Company and the several Purchasers on the signature page thereto (incorporated by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed on September 30, 1999).

4.8 The Company and its Subsidiaries 1999 Stock Option and Restricted Stock Purchase Plan (incorporated by reference to Exhibit 4.9 to the Company's Current Report on Form 8-K filed on September 30, 1999).

4.9       Form of Class B Stock Purchase Warrant (incorporated by reference to
          Exhibit 4.10 to the Company's Current Report on Form 8-K filed on September 30, 1999).

 10.1 Mobile Data Terminal Purchase Agreement, dated as of February 8, 1996, between Micronet, Inc. and the Company.

*10.2 Amendment to Mobile Data Terminal Purchase Agreement, dated September 20, 1999, between Micronet, Inc. and the Company.

10.3      Employment Agreement, dated as of September 29, 1999, between Steven
          D. Scheiwe and the Company.

10.4 Employment Agreement, dated as of September 29, 1999, between Alan Howe and the Company.

10.5 Employment Agreement, dated as of September 29, 1999, between Charles Scheiwe and the Company.

10.6 Employment Agreement, dated as of September 29, 1999, between Kenneth Weisner and the Company.

21.1      Subsidiaries of the Registrant.

27        Financial Data Schedule.

-----------

* Certain confidential portions have been omitted from this Exhibit and filed separately with the Commission pursuant to a confidential treatment request under Rule 24b-2.

          (b) Reports on Form 8-K filed during the last quarter of the fiscal year ended December 31, 1998:

          None.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 30, 2000              TELETRAC, INC.

                                    By:    /s/ STEVEN D. SCHEIWE
                                        ---------------------------------------
                                        Steven D. Scheiwe
                                        Chief Executive Officer, General Counsel
                                        and Director


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                         Title                            Date
---------------                   -----                            -----


/s/ ALAN B. HOWE            Chief Financial Officer, Vice-       March 30, 2000
-----------------------     President of Finance and Corporate
Alan B. Howe                Development


/s/ CHARLES SCHEIWE         Controller                           March 30, 2000
-----------------------
Charles Scheiwe


/s/ KENNETH A. WIESNER     Vice-President of Customer            March 30, 2000
-----------------------    Relations
Kenneth A. Wiesner


/s/ PAUL M. ALBERT, JR.     Director                             March 30, 2000
-----------------------
Paul M. Albert, Jr.


/s/ MARK E. HOLLIDAY       Director                              March 30, 2000
-----------------------
Mark E. Holliday


/s/ NEIL SUBIN             Director                              March 30, 2000
-----------------------
Neil Subin


/s/ R. TED WESCHLER        Director                              March 30, 2000
-----------------------
R. Ted Weschler