Form 10-Q
period 2000-03-31
TELETRAC INC /DE
filed 2000-05-12
CIK 1045419

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                       ---

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended March 31, 2000


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



                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |
                                                                     ---     ---

                    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |X| No | |
                                 ---     ---

                    As of May 1, 2000, Teletrac, Inc. had outstanding 10,000,000 shares of Common Stock, $.01 par value per share

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                          TELETRAC, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                              March 31,           December 31,
ASSETS                                                                                          2000                  1999
                                                                                            ------------          ------------
                                                                                             (unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                                                    $    643,973        $  1,270,065
Accounts receivable, less allowances of $1,557,801 and $1,874,717                               3,447,745           2,752,173

Inventories                                                                                     4,034,246           4,411,507
Prepaid expenses and other                                                                        850,564             936,691
                                                                                             ------------        ------------

    Total current assets                                                                     $  8,976,528        $  9,370,436
                                                                                             ------------        ------------
PROPERTY AND EQUIPMENT, net of accumulated depreciation of
   $670,446 and  $322,602 at 2000 and 1999                                                      7,907,756           7,740,758
INVENTORIES, LONG-TERM                                                                          2,977,650           2,977,650
LICENSES AND OTHER, net of accumulated amortization of
   $9,660 and $4,830 at 2000 and 1999                                                             531,123             380,190
ACCOUNTS RECEIVABLE-EQUIPMENT LEASING                                                           1,668,265           2,404,249
                                                                                             ------------        ------------

    Total assets                                                                             $ 22,061,322        $ 22,873,283
                                                                                             ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
 Accounts payable - trade                                                                    $  1,307,809        $  1,009,529
 Accrued expenses                                                                               2,099,969           2,562,014
 Current portion of long-term obligations                                                       3,217,959           3,118,733
                                                                                             ------------        ------------

    Total current liabilities                                                                   6,625,737           6,690,276

LONG-TERM OBLIGATIONS                                                                          16,020,650          15,425,695
                                                                                             ------------        ------------

    Total  liabilities                                                                         22,646,387          22,115,971
                                                                                             ------------        ------------

STOCKHOLDERS' EQUITY (DEFICIT):
Warrants, 3,000,000 shares to purchase 3,000,000 shares of common stock;
 800,000 shares to purchase 800,000 shares of common stock                                        468,000             468,000
Common stock, $.01 par value, 10,000,000 shares authorized and issued                             100,000             100,000
Additional paid-in-capital                                                                      1,795,512           1,795,512
Accumulated deficit                                                                            (2,948,577)         (1,606,200)
                                                                                             ------------        ------------

    Total stockholders' equity (deficit)                                                         (585,065)            757,312
                                                                                             ------------        ------------

    Total liabilities and stockholders' equity (deficit)                                     $ 22,061,322        $ 22,873,283
                                                                                             ============        ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                          TELETRAC, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (unaudited)

                                                    New Company             Predecessor
                                                  ---------------         ---------------
                                                        2000                   1999
                                                  ---------------         ---------------
OPERATING REVENUES:
  Service revenue                                 $  5,564,486           $  5,347,437
  Equipment revenue                                  1,534,816              2,537,816
  Other revenue                                         87,551              2,570,255
                                                  ------------           ------------
    TOTAL OPERATING REVENUES                         7,186,853             10,455,508

OPERATING EXPENSES:
 Cost of service revenue                               738,680                900,002
 Cost of equipment revenue                           1,097,071              1,971,218
 Selling, general and administrative                 4,556,889              7,253,791
 Engineering                                         1,134,532              2,066,123
 Research & development costs                            2,666                139,688
 Depreciation and amortization                         352,674              1,563,943
                                                  ------------           ------------
  LOSS FROM OPERATIONS                                (695,659)            (3,439,257)
                                                  ------------           ------------

OTHER EXPENSE (INCOME):
 Interest expense                                      659,424              3,866,372
 Interest and other income                             (12,706)              (335,588)
                                                  ------------           ------------
   LOSS BEFORE INCOME TAXES                         (1,342,377)            (6,970,041)

   PROVISION FOR INCOME TAXES                               --                     --
                                                  ------------           ------------
   NET LOSS                                         (1,342,377)            (6,970,041)
                                                  ============           ============

   PREFERRED STOCK DIVIDENDS                                --              1,776,684
                                                  ------------           ------------

   NET LOSS APPLICABLE TO COMMON STOCK            ($ 1,342,377)          ($ 8,746,725)
                                                  ============           ============

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                          TELETRAC, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (unaudited)

                                                                               NEW COMPANY         PREDECESSOR
                                                                               -----------         -----------
                                                                                   2000                1999
                                                                               -----------         -----------
OPERATING ACTIVITIES:
 Net Income (Loss)                                                            $(1,342,377)        $ (6,970,021)
 Adjustments to reconcile net loss to net cash used in
  operating activities -
   Depreciation and amortization                                                  352,674            1,563,943
   Accretion of discount on senior notes                                                                97,244
   (Gain)/Loss on assets sold                                                        (855)              16,715
   Changes in working capital and other assets and
    liabilities                                                                   546,068               43,610
   Refrequency liability                                                               --               (5,541)
   Accrued interest on senior secured notes                                       567,566           (3,675,000)
                                                                              -----------         ------------

     Total adjustments                                                          1,465,453           (1,959,029)
                                                                              -----------         ------------

     Cash provided in operating activities                                        123,076           (8,929,050)
                                                                              -----------         ------------

INVESTING ACTIVITIES:
   Proceeds from sale of assets                                                       855                   --
   Acquisition of property and  equipment                                        (514,842)            (828,618)
   Acquisition of other intangible assets                                        (155,764)            (629,096)
                                                                              -----------         ------------

     Cash used in investing activities                                           (669,751)          (1,457,714)
                                                                              -----------         ------------

FINANCING ACTIVITIES:
   Restricted investments                                                                            7,038,006
   Capital lease payments                                                         (79,417)            (304,096)
                                                                              -----------         ------------

     Cash used by financing activities                                            (79,417)           6,733,910
                                                                              -----------         ------------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                             (626,092)          (3,652,854)

CASH AND CASH EQUIVALENTS, beginning of period                                  1,270,065            5,953,505
                                                                              -----------         ------------

CASH AND CASH EQUIVALENTS, end of period                                      $   643,973         $  2,300,651
                                                                              ===========         ============

SUPPLEMENTAL DISCLOSURE -
   Interest (net of amounts capitalized)                                          659,424            3,706,377

              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                          TELETRAC, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                  FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                  (unaudited)

                                        Common Stock
                                        ------------                        Paid-in       Accumulated
                                          Par $.01         Warrants         Capital         (Deficit)
                                          --------         --------         -------         ---------
BALANCE, December 31, 1999             $   100,000      $   468,000      $ 1,795,512      $(1,606,200)

Net Income(loss), year to date                                                             (1,342,377)
                                                --               --               --               --
                                       -----------      -----------      -----------      -----------

BALANCE, March 31, 2000                $   100,000      $   468,000      $ 1,795,512      $(2,948,577)
                                       ===========      ===========      ===========      ===========

              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS:

Teletrac, Inc., a Delaware corporation, through its wholly-owned subsidiary, Teletrac License, Inc. (collectively, the "Company"), controls licenses issued by the Federal Communications Commission (FCC) to construct and operate radio location networks for the purpose of locating, tracking and communicating with commercial fleet and consumer vehicles as a result of its acquisition of AirTouch Teletrac. As of March 31, 2000, the Company operated in twelve metropolitan markets: Los Angeles, Chicago, Detroit, Dallas, Miami, Houston, Orlando, San Francisco, San Diego, Sacramento, Washington D.C./Baltimore and New York. The Company also uses its proprietary location systems to provide vehicle location and stolen vehicle recovery services to consumers in its Los Angeles and Miami markets. The networks consist primarily of antennas, transmission and receiving equipment, customer-owned vehicle locating units (VLUs) that receive and transmit signals, and operating centers that interpret and relay the transmissions. Even though the Company has sold its networks in Washington
D. C., New York, Miami and Orlando, it has maintained ownership of the customers on those networks.

On September 15, 1999, the Company's Plan of Reorganization was confirmed by the United States Bankrutpcy Court and it was effective on September 29, 1999 (the "Reorganization"). As a result of the Reorganization, the recording of the restructuring transaction and the implementation of Fresh Start Accounting, the Company's results of operations after September 30, 1999 (the cutoff date used for financial reporting purposes) are not comparable to results reported in prior periods.

NOTE 2 - ACCOUNTING POLICIES:

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

NOTE 3 - INVENTORIES

Inventories consisted of the following at March 31, 2000 and December 31, 1999

                                         March 31, 2000        December 31, 1999

      Vehicle Location Units ("VLU")    $   5,054,672          $   5,538,409
      Messaging Units                       1,017,521                944,686
      Computers & Software                    343,633                328,016
      Other Inventory                         676,842                658,818
      Less: Inventory Reserves                 80,772                 80,772
                                        -------------          -------------
            Total Inventory                 7,011,896              7,389,157
            Less: Long Term Inventory       2,977,650              2,977,650
                                        -------------          -------------
            Current Portion             $   4,034,246          $   4,411,507
                                        =============          =============


NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment, including equipment under capital leases, consisted of the following at March 31, 2000 and December 31, 1999

                                         March 31, 2000        December 31, 1999

      System Equipment                  $   6,212,511          $   5,803,006
      Automobiles                             118,015                118,015
      Furniture & Fixtures                    668,453                666,875
      Computer Equipment                    1,424,566              1,371,956
      Leasehold Improvements                  101,005                101,005
      Construction in Progress                 53,652                  2,501
                                        -------------          -------------
       Total Property & Equipment       $   8,578,203          $   8,063,359
        Accumulated Depreciation             (670,446)              (322,602)
                                        -------------          -------------
         Net Property & Equipment       $   7,907,756          $   7,740,758
                                        =============          =============

NOTE 5 - SUBSEQUENT EVENT

As part of the Reorganization, the Company granted an option to Ituran USA to purchase the networks in Miami and Orlando. The option was exercised by Ituran USA and that transaction closed on May 8, 2000. The proceeds from the sale were approximately $4.0 million and were used to pay back the $3,000,000 Senior Secured Note.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

     Revenues. Total revenues for the three months ended March 31, 2000 were $7.2 million, compared to $10.5 million for the three months ended March 31, 1999.

     Service revenues increased to $5.6 million for the three months ended March 31, 2000 from $5.3 million for the three months ended March 31, 1999, an increase of 6%, primarily due to an increase in the average commercial service revenue per vehicle application to $31.62 in March 2000 from $26.13 in March 1999. The increase is a direct result of rate increases on existing customers and cancellation of unprofitable customers. Total commercial vehicle applications in service at March 31, 2000 were 55,562 as compared to 62,003 on March 31, 1999.

     Equipment revenues decreased to $1.5 million for the three months ended March 31, 2000 from $2.5 million for the three months ended March 31, 1999, principally due to fewer sales during the period. The reduction in number of sales was primarily due to a sharp reduction in direct sales personnel. Gross commercial installations decreased to 2,943 vehicle applications for the three months ended March 31, 2000 from 3,714 vehicle applications for the three months ended March 31, 1999.

     Other revenues decreased to $87,551 for the three months ended March 31, 2000 from $2.6 million for the three months ended March 31, 1999 and was a result of the Company licensing its proprietary location and messaging solution to an affiliate of Ituran Location and Control LTD, Teletrac's Israeli licensee. The agreement permits Ituran's affiliate to market and operate Teletrac's proprietary technology in Latin and South America and certain countries in Eastern Europe.

     Cost of Revenues. Cost of revenues includes the direct cost of providing service (network telephone, billing, roadside assistance and bad debt expense). Cost of revenues decreased to $738,680 for the three months ended March 31, 2000 from $900,002 million for the three months ended March 31, 1999. The decline is related to the shutting down of the San Francisco / Sacramento network.

     Cost of Equipment. Cost of equipment decreased to $1.1 million for the three months ended March 31, 2000 from $2.0 million for the three months ended March 31, 1999. Approximately $200,000 of bad debt accrual is included for the three months ended March 31, 2000.

     Research and Development, Engineering, Selling, General and Administrative Expenses. Research and development, engineering, selling, general and administrative expenses decreased by $3.8 million, to $5.7 million for the three months ended March 31, 2000 from $9.5 million for the three months ended March 31, 1999. The Company has reduced expenses through significant reductions in personnel along with the shutting down of the San Francisco/Sacramento network and sale of the New York and Washington DC networks.

     Depreciation and Amortization. Depreciation and Amortization decreased for the three months ended March 31, 2000 to $0.4 million from $1.6 million for the three months ended March 31, 1999, primarily due to a lower asset valuation on the Reorganized Company in comparison to the predecessor Company.

     Operating Losses. Operating losses incurred by the Company were $0.7 million for the three months ended March 31, 2000, as compared to $3.4 million for the three months ended March 31, 1999, for the reasons discussed above.

     Interest Expense. Interest expense decreased to $0.7 million for the three months ended March 31, 2000 from $3.9 million for the three months ended March 31, 1999. The decrease is a result of less debt being held on the Reorganized Company relative to the Predecessor Company.

     Net Loss. For the reasons discussed above, net loss decreased to $1.3 million for three months ended March 31, 2000 from $7.0 million for three months ended March 31, 1999. No tax benefit has been recognized for any period due to the uncertainty of net operating loss carry-forward utilization.

LIQUIDITY AND CAPITAL RESOURCES

     Capital expenditures were $0.5 million for the three months ended March 31, 2000, primarily for development of internal software applications. The Company currently expects that its aggregate capital expenditures will be less than $2.0 million for 2000. These capital expenditures will consist primarily of costs associated with internal software development, the maintenance of existing markets, and other capital improvements.

     On March 15, 2000, the Company elected the deferred interest provision on its $15,000,000 Senior Note. The election provided for the issuance of $764,488 in the aggregate of Deferred Interest Notes.

     As part of the Reorganization, the Company granted an option to Ituran USA to purchase the networks in Miami and Orlando. The option was exercised by Ituran USA and that transaction closed on May 8, 2000. The proceeds from the sale were approximately $4.0 million and were used to pay back the $3,000,000 Senior Secured Note.

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

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     There have been no material developments in legal proceedings reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) EXHIBITS

Exhibit
Number    Description
-------   -----------

10.1 Miami Asset Purchase Agreement by and among Teletrac, Inc., Teletrac License, Inc., Ituran U.S.A. and Ituran Location and Control Ltd. dated as of January 1, 2000.

10.2 Orlando Asset Purchase Agreement by and among Teletrac, Inc., Teletrac License, Inc., Ituran U.S.A. and Ituran Location and Control Ltd. dated as of January 1, 2000.

27        Financial Data Schedule

     (b) REPORTS ON FORM 8-K.

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


                                             TELETRAC, INC.


                                             By:  /s/ Alan B. Howe
                                                  ------------------------------
                                                  Name:  Alan B. Howe
                                                  Title: Chief Financial Officer

Date: May 12, 2000

                                 EXHIBIT INDEX

Exhibit
Number    Description
-------   -----------

10.1 Miami Asset Purchase Agreement by and among Teletrac, Inc., Teletrac License, Inc., Ituran U.S.A. and Ituran Location and Control Ltd. dated as of January 1, 2000.

10.2 Orlando Asset Purchase Agreement by and among Teletrac, Inc., Teletrac License, Inc., Ituran U.S.A. and Ituran Location and Control Ltd. dated as of January 1, 2000.

27        Financial Data Schedule