Form 10-Q
period 2000-06-30
TELETRAC INC /DE
filed 2000-08-14
CIK 1045419

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                      ----

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2000


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

                  As of August 1, 2000, Teletrac, Inc. had outstanding 10,000,000 shares of Common Stock, $.01 par value per share.

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                          TELETRAC, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                               June 30,           December 31,
ASSETS                                                                                          2000                  1999
                                                                                            ------------          ------------
                                                                                             (unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                                                    $  1,077,054        $  1,270,065
Accounts receivable, less allowances of
   $1,075,321 and $1,874,717 at 2000 and 1999                                                   3,230,033           2,752,173

Inventories (note 3)                                                                            3,380,680           4,411,507
Prepaid expenses and other current assets                                                         899,402             936,691
                                                                                             ------------        ------------

    Total current assets                                                                        8,587,169           9,370,436

PROPERTY AND EQUIPMENT, net                                                                     7,037,549           7,740,758
INVENTORIES, LONG-TERM                                                                          2,977,650           2,977,650
OTHER ASSETS, net of accumulated amortization of
    $14,355 and $4,830 at 2000 and 1999                                                           634,514             380,190
ACCOUNTS RECEIVABLE LEASING                                                                     1,368,742           2,404,249
                                                                                             ------------        ------------

    Total assets                                                                             $ 20,605,624        $ 22,873,283
                                                                                             ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable - trade                                                                    $    960,766        $  1,009,529
 Accrued expenses                                                                               2,316,719           2,562,014
 Current portion of long-term obligations                                                         134,819           3,118,733
                                                                                             ------------        ------------

    Total current liabilities                                                                   3,412,304           6,690,276

LONG-TERM OBLIGATIONS                                                                          16,020,650          15,425,695
                                                                                             ------------        ------------

    Total liabilities                                                                          19,432,954          22,115,971
                                                                                             ------------        ------------

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 10,000,000 shares authorized and 249,000 issued                     100,000             100,000
Warrants, 3,000,000 shares to purchase 3,000,000 shares of common stock;
 800,000 shares to purchase 800,000 shares of common stock                                        468,000             468,000
Additional Paid-in-capital                                                                      1,795,512           1,795,512
Accumulated deficit                                                                            (1,190,842)         (1,606,200)
                                                                                             ------------        ------------

    Total stockholders' equity                                                                  1,172,670             757,312
                                                                                             ------------        ------------

    Total liabilities and stockholders' equity                                               $ 20,605,624        $ 22,873,283
                                                                                             ============        ============

              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

                          TELETRAC, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)

                                                 For the Six Months           For the Three Months
                                                   Ended June 30,                 Ended June 30,
                                              New Company   Predecessor    New Company   Predecessor
                                                 2000          1999           2000           1999
                                                 ----          ----           ----           ----
OPERATING REVENUES:
  Service revenue                        $ 11,108,915    $ 10,435,817    $  5,544,429    $  5,088,380
  Equipment revenue                         3,221,575       4,680,879       1,654,988       2,143,063
  Other revenue                               213,126       2,778,667         157,346         208,412
                                         ------------    ------------    ------------    ------------

    TOTAL OPERATING REVENUES               14,543,616      17,895,363       7,356,763       7,439,855

OPERATING EXPENSES:
 Cost of service revenue                    1,513,190       1,756,897         774,510         856,895
 Cost of equipment revenue                  2,277,625       3,206,907       1,180,554       1,235,689
 Selling, general and administrative        9,098,782      12,396,969       4,541,038       5,143,178
 Engineering                                2,106,386       3,449,161         971,854       1,383,038
 Research & development costs                   3,711             593           1,045        (139,075)
 Depreciation and amortization                717,721       3,091,680         365,047       1,527,737
                                         ------------    ------------    ------------    ------------

  LOSS FROM OPERATIONS                     (1,173,799)     (6,006,844)       (477,285)     (2,567,607)


OTHER EXPENSE (INCOME):
 Interest expense                           1,180,641       7,748,731         521,217       3,882,359
 Gain on disposal                          (2,524,838)             --      (2,523,983)             --
 Interest and other income                   (244,960)       (644,997)       (232,254)       (309,409)
                                         ------------    ------------    ------------    ------------

EARNINGS BEFORE REOGANIZATION COSTS           415,358     (13,110,578)      1,757,735      (6,140,557)

REORGANIZATION COSTS                               --       1,039,664              --       1,039,664
                                         ------------    ------------    ------------    ------------
NET INCOME (LOSS)                        $    415,358    $(14,150,242)   $  1,757,735     $(7,180,221)
                                         ============    ============    ============    ============

PREFERRED STOCK DIVIDENDS                          --       3,553,366              --       1,776,682
                                         ------------    ------------    ------------    ------------
NET INCOME (LOSS) APPLICABLE TO
    COMMON STOCK                         $    415,358    $(17,703,608)   $  1,757,735     $(8,956,903)
                                         ============    ============    ============    ============

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                          TELETRAC, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (unaudited)

                                                                               NEW COMPANY         PREDECESSOR
                                                                               -----------         -----------
                                                                                   2000                1999
                                                                               -----------         -----------
OPERATING ACTIVITIES:
 Net Income (loss)                                                            $    415,358        $(14,150,242)
 Adjustments to reconcile net loss to net cash used in
  operating activities -
   Depreciation and amortization                                                   717,721           3,091,679
   Accretion of discount on senior notes                                                --             196,853
   (Gain)/Loss on assets sold                                                   (2,524,838)             16,715
   Changes in working capital and other assets and                                      --              60,394
    liabilities
   (Increase)decrease in trade receivables                                         307,649            (277,103)
   (Increase)decrease in inventory                                               1,030,827           1,490,766
   (Increase)decrease in prepaids and other                                         37,287             (24,877)
   (Increase)decrease in current liabilities                                    (3,568,827)           (138,427)
                                                                              ------------        ------------
   Total changes in working capital and other assets and liabilities            (2,193,064)          1,050,359

   Refrequency liability                                                                --             (58,184)
   Accrued interest                                                              1,039,257                  --
                                                                              ------------        ------------

     Total adjustments                                                          (2,960,924)          4,357,816
                                                                              ------------        ------------

     Cash used in operating activities                                          (2,545,566)         (9,792,426)
                                                                              ------------        ------------

INVESTING ACTIVITIES:
   Proceeds from sale of assets                                                  3,600,855               5,100
   Acquisition of property and  equipment                                         (830,869)         (1,055,688)
   Acquisition of other intangible assets                                         (263,985)           (687,065)
                                                                              ------------        ------------

     Cash provided by (used in) investing activities                             2,506,001          (1,737,653)
                                                                              ------------        ------------

FINANCING ACTIVITIES:
   Restricted investments                                                               --           6,756,158
   Payments on capital leases                                                     (153,446)           (390,648)
   Debtor-in-possession financing                                                       --             600,000
                                                                              ------------        ------------

     Cash used by financing activities                                            (153,446)          6,965,510
                                                                              ------------        ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (193,011)         (4,564,569)

CASH AND CASH EQUIVALENTS, beginning of period                                   1,270,065           5,953,505
                                                                              ------------        ------------

CASH AND CASH EQUIVALENTS, end of period                                      $  1,077,054        $  1,388,936
                                                                              ============        ============

SUPPLEMENTAL DISCLOSURE -
   Interest paid (net of amounts capitalized)                                 $  1,147,590        $  7,494,602
                                                                              ============        ============


              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                          TELETRAC, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (unaudited)

                                        Common Stock
                                        ------------                        Paid-in       Accumulated              Total
                                          Par $.01         Warrants         Capital         (Deficit)       Stockholders' Equity
                                          --------         --------         -------         ---------       --------------------
BALANCE, December 31, 1999             $   100,000      $   468,000      $ 1,795,512      $(1,606,200)          $    757,312

Net Income                                      --               --               --          415,358                415,358
                                       -----------      -----------      -----------      -----------           ------------

BALANCE, June 30, 2000                 $   100,000      $   468,000      $ 1,795,512      $(1,190,842)          $  1,172,670
                                       ===========      ===========      ===========      ===========           ============

              The accompanying notes are an integral part of these
                   condensed consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS:

Teletrac, Inc., a Delaware corporation, through its wholly-owned subsidiary, Teletrac License, Inc. (collectively, the "Company"), controls licenses issued by the Federal Communications Commission (FCC) to construct and operate radio location networks for the purpose of locating, tracking and communicating with commercial fleet and consumer vehicles as a result of its acquisition of AirTouch Teletrac. As of June 30, 2000, the Company operated in twelve metropolitan markets: Los Angeles, Chicago, Detroit, Dallas, Miami, Houston, Orlando, San Francisco, San Diego, Sacramento, Washington D.C./Baltimore and New York. The Company also uses its proprietary location systems to provide vehicle location and stolen vehicle recovery services to consumers in its Los Angeles market. The Company offers a range of fleet management solutions, depending on the customer's budget and location and messaging needs. All of these solutions involve the installation in each vehicle of a vehicle location unit ("VLU") or a "VLU+" in the case of a CDPD/GPS application. The VLU is a radio transceiver that receives and transmits signals used to determine a vehicle's location. In addition to the VLU, commercial fleet customers generally purchase software or location services from the Company. The Company's primary product for commercial fleets is Fleet Director Enterprise Edition(R), a proprietary software application that permits simultaneous location of all fleet vehicles on a real-time 24-hour-a-day basis through a digitized map displayed on the customer's dedicated personal computer or network server, which is connected to the Company's Network Control Center. Fleet Director Enterprise Edition (R) can be complemented with the Company's data communication units, which allow two-way messaging between the fleet dispatcher and drivers directly from the Fleet Director Enterprise Edition(R) screen. Even though the Company has sold its networks in Washington D.C., New York, Miami and Orlando, it has maintained ownership of the customers on those networks.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

NOTE 3 - INVENTORIES

Inventories consisted of the following at June 30, 2000 (unaudited) and December 31, 1999

                                         June 30, 2000         December 31, 1999
                                         -------------         -----------------

      Vehicle Location Units ("VLU")    $   4,442,892          $   5,538,409
      Messaging Units                         965,741                944,686
      Computers & Software                    333,755                328,016
      Other Inventory                         696,714                658,818
      Less: Inventory Reserves                (80,772)               (80,772)
                                        -------------          -------------
            Total Inventory                 6,358,330              7,389,157
            Less: Long Term Inventory       2,977,650              2,977,650
                                        -------------          -------------
            Current Portion             $   3,380,680          $   4,411,507
                                        =============          =============


NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment, including equipment under capital leases, consisted of the following at June 30, 2000 (unaudited) and December 31, 1999

                                         June 30, 2000         December 31, 1999
                                         -------------         -----------------

      System Equipment                  $   5,280,526          $   5,803,006
      Automobiles                              87,086                118,015
      Furniture & Fixtures                    660,742                666,875
      Computer Equipment                    1,438,261              1,371,956
      Leasehold Improvements                   90,480                101,005
      Construction in Progress                415,115                  2,501
                                        -------------          -------------
       Total Property & Equipment           7,972,210              8,063,359
        Accumulated Depreciation             (934,661)              (322,602)
                                        -------------          -------------
         Net Property & Equipment       $   7,037,549          $   7,740,758
                                        =============          =============


NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"), effective the fourth quarter of 2000 for the Company, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes that their revenue recognition policies comply with the applicable provisions of SAB 101.

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


RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

     Revenues. Total revenues for the three months ended June 30, 2000 and for the three months ended June 30, 1999 were $7.4 million.

     Equipment revenues decreased to $1.7 million for the three months ended June 30, 2000 from $2.1 million for the three months ended June 30, 1999, principally due to fewer installations during the period offset by higher average revenue per application. The reduction in number of installations was primarily due to a sharp reduction in direct sales personnel. Gross commercial installations decreased to 2,848 vehicle applications for the three months ended June 30, 2000 from 3,580 vehicle applications for the three months ended June 30, 1999.

     Service revenues increased to $5.5 million for the three months ended June 30, 2000 from $5.1 million for the three months ended June 30, 1999, an increase of 8%, primarily due to an increase in the average commercial service revenue per vehicle application to $32.72 in June 2000 from $29.14 in June 1999. Total commercial vehicle applications in service at June 30, 2000 were 53,331 as compared to 55,445 on June 30, 1999.

     Cost of Revenues. Cost of revenues includes the direct cost of providing service (network telephone, billing, roadside assistance and bad debt expense). Cost of revenues decreased to $774,510 for the three months ended June 30, 2000 from $856,895 for the three months ended June 30, 1999.

     Cost of Equipment. Cost of equipment for the three months ended June 30, 2000 and for the three months ended June 30, 1999 was $1.2 million.

     Research and Development, Engineering, Selling, General and Administrative Expenses. Research and development, engineering, selling, general and administrative expenses decreased by $0.9 million, to $5.5 million for the three months ended June 30, 2000 from $6.4 million for the three months ended June 30, 1999. The Company has reduced expenses through significant reductions in personnel along with the shutting down of the San Francisco/Sacramento network and sale of the New York, Washington DC, Miami and Orlando networks.

     Depreciation and Amortization. Depreciation and Amortization decreased for the three months ended June 30, 2000 to $365,047 from $1.5 million for the three months ended June 30, 1999, primarily due to lower asset valuation on the Reorganized Company in comparison to the Predecessor Company.

     Operating Losses. Operating losses incurred by the Company were $477,285 for the three months ended June 30, 2000, as compared to $2.6 million for the three months ended June 30, 1999, for the reasons discussed above.

     Interest Expense. Interest expense was $521,217 for the three months ended June 30, 2000 and $3.9 million for the three months ended June 30, 1999.

     Net Income/Loss. For the reasons discussed above and a gain on the sale of the Miami and Orlando networks of $2.5 million, net income was $1.8 million for three months ended June 30, 2000 as compared to a net loss of $7.2 million for three months ended June 30, 1999. No tax benefit has been recognized for any period due to the uncertainty of net operating loss carry-forward utilization.


Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

     Revenues. Total revenues for the six months ended June 30, 2000 were $14.5 million, compared to $17.9 million for the six months ended June 30, 1999.

     Equipment revenues decreased to $3.2 million for the six months ended June 30, 2000 from $4.7 million for the six months ended June 30, 1999, principally due to fewer sales. The reduction in number of sales was primarily due to a sharp reduction in direct sales personnel. Gross commercial installations decreased to 5,791 vehicle applications for the six months ended June 30, 2000 from 7,294 vehicle applications for the six months ended June 30, 1999.

     Service revenues increased to $11.1 million for the six months ended June 30, 2000 from $10.4 million for the six months ended June 30, 1999, an increase of 7%, primarily due to an increase in the average commercial service revenue per vehicle application to $32.72 in June 2000 from $29.14 in June 1999. Total commercial vehicle applications in service at June 30, 2000 were 53,331 as compared to 55,445 on June 30, 1999.

     Other revenues for the six months ended June 30, 2000 was $213,126 as compared to $2.8 million for the six months ended June 30, 1999. In 1999, the Company licensed its proprietary location and messaging solution to an affiliate of Ituran Location and Control LTD, Teletrac's Israeli licensee. The agreement permits Ituran's affiliate to market and operate Teletrac's proprietary technology in Latin and South America and certain countries in Eastern Europe. In addition to the initial licensing fee, the agreement includes provisions for future royalty payments. As part of the consideration of the licensing agreement, Ituran and Teletrac agreed to the elimination of future royalty payments due to Teletrac for Israel.

     Cost of Revenues. Cost of revenues includes the direct cost of providing service (network telephone, billing, roadside assistance and bad debt expense). Cost of revenues decreased to $1.5 million for the six months ended June 30, 2000 from 1.8 million for the six months ended June 30, 1999.

     Cost of Equipment. Cost of equipment decreased to $2.3 million for the six months ended June 30, 2000 from $3.2 million for the six months ended June 30, 1999.

     Research and Development, Engineering, Selling, General and Administrative Expenses. Research and development, engineering, selling, general and administrative expenses decreased by $4.6 million, to $11.2 million for the six months ended June 30, 2000 from $15.8 million for the six months ended June 30, 1999. The Company has reduced expenses through significant reductions in personnel along with the shutting down of the San Francisco/Sacramento network and sale of the New York, Washington DC, Miami, and Orlando networks.

     Depreciation and Amortization. Depreciation and Amortization decreased for the six months ended June 30, 2000 to $717,721 from $3.1 million for the six months ended June 30, 1999, primarily due to lower asset valuation on the Reorganized Company in comparison to the Predecessor Company.

     Operating Losses. Operating losses incurred by the Company were $1.2 million for the six months ended June 30, 2000, as compared to $6.0 million for the six months ended June 30, 1999, for the reasons discussed above.

     Interest Expense. Interest expense was $1.2 million for the six months ended June 30, 2000 as compared to $7.7 million for the six months ended June 30, 1999 and was primarily related to the senior note in 2000 and the high yield bonds in 1999.

     Net Income/Loss. For the reasons discussed above and a gain on the sale of the Miami and Orlando networks of $2.5 million, net income was $415,358 for six months ended June 30, 2000 as compared to a net loss of $14.2 million for six months ended June 30, 1999. No tax benefit has been recognized for any period due to the uncertainty of net operating loss carry-forward utilization.


LIQUIDITY AND CAPITAL RESOURCES

     Capital expenditures were $830,869 for the six months ended June 30, 2000, primarily for development of internal software applications. The Company currently expects that its aggregate capital expenditures will be less than $2.0 million for 2000. These capital expenditures will consist primarily of costs associated with internal software development, the maintenance of existing markets, and other capital improvements.

     As part of the Reorganization, the Company granted an option to Ituran USA to purchase the networks in Miami and Orlando. The option was exercised by Ituran USA and that transaction closed on May 8, 2000. The proceeds from the sale were approximately $3.6 million and were used to pay back the $3 million Senior Secured Note.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     The parties are in the process of negotiating a settlement of the litigation in Bankruptcy Court involving the Company, Milgo Solutions f/k/a Raycal-Datacom, Inc. and Newcourt Leasing, Inc. There have been no other material developments in legal proceedings reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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


                                             TELETRAC, INC.


                                             By:  /s/ Alan B. Howe
                                                  ------------------------------
                                                  Name:  Alan B. Howe
                                                  Title: Chief Financial Officer

Date: August 11, 2000

                                  EXHIBIT INDEX

Exhibit
Number    Description
-------   -----------


27        Financial Data Schedule