Form 10-Q
period 2000-09-30
TELETRAC INC /DE
filed 2000-11-14
CIK 1045419

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                      ----

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended September 30, 2000


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

                  As of November 13, 2000, Teletrac, Inc. had outstanding 10,000,000 shares of Common Stock, $.01 par value per share.

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                          TELETRAC, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                      September 30, 2000   December 31, 1999
                                   ASSETS                                                 (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                                   $939,050         $1,270,065
  Accounts receivable, less allowances of $676,570 and $1,874,717 at 2000 and 1999           3,248,595          2,752,173
  Inventories, net                                                                           3,074,395          4,411,507
  Prepaid expenses and other current assets                                                    964,155            936,691
                                                                                           -----------        -----------
     Total current assets                                                                    8,226,195          9,370,436


PROPERTY AND EQUIPMENT, net                                                                  8,128,286          7,740,758
INVENTORIES, LONG-TERM                                                                       2,977,650          2,977,650
OTHER ASSETS, net of accumulated amortization of $19,185 and $4,830 at 2000 and 1999           778,612            380,190
ACCOUNTS RECEIVABLE LEASING                                                                  1,277,700          2,404,249
                                                                                           -----------        -----------

     Total assets                                                                          $21,388,443        $22,873,283
                                                                                           ===========        ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable - trade                                                                   $1,383,428         $1,009,529
 Accrued expenses                                                                            1,727,823          2,562,014
 Current portion of long-term obligations                                                      390,800          3,118,733
                                                                                           -----------        -----------
    Total current liabilities                                                                3,502,051          6,690,276


LONG-TERM OBLIGATIONS                                                                       17,722,829         15,425,695

                                                                                           -----------        -----------
   Total liabilities                                                                        21,224,880         22,115,971
                                                                                           -----------        -----------

STOCKHOLDERS' EQUITY:


Common stock, $.01 par value, 20,000,000 shares authorized and
 10,000,000 issued                                                                             100,000            100,000
Warrants, 3,000,000 warrants to purchase 3,000,000 shares of common stock;
 800,000 warrants to purchase 800,000 shares of common stock                                   468,000            468,000
Additional paid-in-capital                                                                   1,795,512          1,795,512
Accumulated deficit                                                                         (2,199,949)        (1,606,200)
                                                                                           -----------        -----------
   Total stockholders' equity                                                                  163,563            757,312
                                                                                           -----------        -----------

   Total liabilities and stockholders' equity                                              $21,388,443        $22,873,283
                                                                                           ===========        ===========

              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

                         TELETRAC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                       For the Nine Months             For the Three Months
                                                       Ended September 30,             Ended September 30,
                                                New Company        Predecessor    New Company       Predecessor
                                                   2000                1999          2000             1999
                                                -----------        -----------    -----------       -----------
OPERATING REVENUES:
Service revenue                                 $  16,499,755    $  15,740,509    $   5,390,840    $   5,304,691
Equipment revenue                                   4,970,953        6,801,734        1,811,904        2,120,854
Other revenue                                         323,862        2,794,437           48,210           15,770
                                                -------------    -------------    -------------    -------------
Total operating revenues                           21,794,570       25,336,680        7,250,954        7,441,315


OPERATING EXPENSES:
Cost of service revenues                            2,281,638        2,536,639          768,448          779,741
Cost of equipment revenue                           3,564,665        4,649,059        1,287,040        1,442,152
Selling, general and administrative                13,542,408       16,848,074        4,443,626        4,395,578
Engineering                                         3,071,277        4,763,621          961,180        1,312,118
Depreciation and amortization                       1,036,832        4,341,131          319,111        1,249,450
                                                -------------    -------------    -------------    -------------
Total operating expenses                           23,496,820       33,138,524        7,779,405        9,177,039
                                                -------------    -------------    -------------    -------------

LOSS FROM OPERATIONS                               (1,702,250)      (7,801,844)        (528,451)      (1,737,724)
                                                -------------    -------------    -------------    -------------


OTHER EXPENSE (INCOME):
Interest expense                                    1,675,521        7,734,877          494,880           43,422
Gain on disposal                                   (2,525,597)            --               (759)            --
Interest and other income                            (258,425)        (912,909)         (13,465)        (267,912)
                                                -------------    -------------    -------------    -------------

LOSS BEFORE REORGANIZATION COSTS
AND EXTRAORDINARY GAIN OF DEBT DISCHARGE             (593,749)     (14,623,812)      (1,009,107)      (1,513,234)

REORGANIZATION COSTS                                     --          1,321,746             --            282,082

EXTRAORDINARY GAIN ON DISCHARGE OF
INDEBTEDNESS, NET OF INCOME TAXES                        --       (123,696,449)            --       (123,696,449)
                                                -------------    -------------    -------------    -------------

GAIN (LOSS) BEFORE INCOME TAXES                      (593,749)     107,750,891       (1,009,107)     121,901,133

PROVISION FOR INCOME TAXES                               --               --               --               --
                                                -------------    -------------    -------------    -------------

NET INCOME (LOSS)                                    (593,749)   $ 107,750,891       (1,009,107)     121,901,133

PREFERRED STOCK DIVIDENDS                                --          3,553,366             --               --

                                                -------------    -------------    -------------    -------------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK    $    (593,749)   $ 104,197,525    $  (1,009,107)   $ 121,901,133
                                                =============    =============    =============    =============

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                         TELETRAC, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                             For The
                                                                 Nine Months Ended September 30,
                                                                 New Company       Predecessor
                                                                    2000              1999
                                                                    ----              ----
OPERATING ACTIVITIES:
 Net Loss                                                     $    (593,749)   $ 107,750,891
 Adjustments to reconcile net loss to net cash used in
   operating activities -
    Depreciation and amortization                                 1,036,832        4,341,131
    Accretion of discount on senior notes                              --            196,853
    (Gain)/loss on assets disposed/sold                          (2,525,598)          15,274
    Loss on assets from restructuring                                  --             60,394
    Gain on debt discharge                                             --       (123,696,449)
    Changes in working capital and other assets and
      liabilities
       (Increase)decrease in trade receivables                      380,129         (486,143)
       Decrease in inventory                                      1,337,112        1,928,508
       (Increase)decrease in prepaids and other                     (26,705)          76,397
       (Decrease)in current liabilities                          (3,135,424)         (91,810)

    Refrequency liability                                              --            (58,184)
    Accrued interest                                              1,475,131             --
                                                              -------------    -------------

          Cash used in operating activities                      (2,052,272)      (9,963,138)
                                                              -------------    -------------

INVESTING ACTIVITIES:
   Proceeds from sale of assets                                   3,600,855           10,500
   Payments for property and  equipment                          (1,235,886)      (1,189,983)
   Payments for other intangible assets                            (412,912)        (705,596)
                                                              -------------    -------------

     Cash used in investing activities                            1,952,057       (1,885,079)
                                                              -------------    -------------

FINANCING ACTIVITIES:
    Proceeds from secured senior note - short-term                     --          3,000,000
    Restricted investments                                             --          6,503,863
    Payments on capital leases                                     (230,800)        (490,507)
                                                              -------------    -------------

    Cash provided by financing activities                          (230,800)       9,013,356
                                                              -------------    -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                          (331,015)      (2,834,861)

CASH AND CASH EQUIVALENTS, beginning of period                    1,270,065        5,953,505
                                                              -------------    -------------

CASH AND CASH EQUIVALENTS, end of period                      $     939,050    $   3,118,644
                                                              =============    =============

SUPPLEMENTAL DISCLOSURE -
   Interest paid                                              $   1,675,520    $   7,734,877
                                                              =============    =============
NONCASH TRANSACTION:
   Liability incurred in connection
   with bankruptcy settlement                                 $   1,000,000    $           -
                                                              =============    =============


              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                         TELETRAC, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (unaudited)

                                                                                                                   Total
                                      Common Stock                        Additional           Accumulated      Stockholders'
                                        Par $.01        Warrants       Paid-in-Capital           Deficit           Equity
                                        ---------       ---------     ----------------           -------           ------
BALANCE, December 31, 1999            $   100,000      $  468,000     $      1,795,512     $   (1,606,200)      $  757,312

Net loss                                       -              -                  -              (593,749)         (593,749)

                                      -----------      ----------     ---------------      --------------       ----------
BALANCE, September 30, 2000           $   100,000      $  468,000     $     1,795,512      $  (2,199,949)       $  163,563
                                      ===========      ==========     ===============      ==============       ==========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS:

Teletrac, Inc., a Delaware corporation, through its wholly-owned subsidiary, Teletrac License, Inc. (collectively, the "Company"), controls licenses issued by the Federal Communications Commission (FCC) to construct and operate radio location networks for the purpose of locating, tracking and communicating with commercial fleet and consumer vehicles as a result of its acquisition of AirTouch Teletrac. As of September 30, 2000, the Company operated in twelve metropolitan markets: Los Angeles, Chicago, Detroit, Dallas, Miami, Houston, Orlando, San Francisco, San Diego, Sacramento, Washington D.C./Baltimore and New York. The Company also uses its proprietary location systems to provide vehicle location and stolen vehicle recovery services to consumers in its Los Angeles market. The Company offers a range of fleet management solutions, depending on the customer's budget and location and messaging needs. All of these solutions involve the installation in each vehicle of a vehicle location unit ("VLU") or a "VLU+" in the case of a CDPD/GPS application. The VLU is a radio transceiver that receives and transmits signals used to determine a vehicle's location. In addition to the VLU, commercial fleet customers generally purchase software or location services from the Company. The Company's primary product for commercial fleets is Fleet Director Enterprise Edition(R), a proprietary software application that permits simultaneous location of all fleet vehicles on a real-time 24-hour-a-day basis through a digitized map displayed on the customer's dedicated personal computer or network server, which is connected to the Company's Network Control Center. Fleet Director Enterprise Edition (R) can be complemented with the Company's data communication units, which allow two-way messaging between the fleet dispatcher and drivers directly from the Fleet Director Enterprise Edition(R) screen. Even though the Company has sold its networks in Washington D.C., New York, Miami and Orlando, it has maintained ownership of the customers on those networks.

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

NOTE 2 - BASIS OF PRESENTATION:

The condensed consolidated interim financial statements of the Company included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and reflect all adjustments that are, in the opinion of management, necessary to fairly present the financial position, results of operaitons, and cash flows for the interim periods. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for interim periods are not necessarily indicative of the results for the full year. The interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's audited consoldiated financial statements for the year ended December 31, 1999 filed on Form 10-K.

NOTE 3 - INVENTORIES

Inventories consisted of the following at September 30, 2000 (unaudited) and December 31, 1999:


                                                      September 30, 2000            December 31, 1999
                                                      ------------------            -----------------

Vehicle Location Units ("VLU")                                  $3,964,762                   $5,538,409
Messaging Units                                                    972,228                      944,686
Computers & Software                                               321,090                      328,016
Other Inventory                                                    917,607                      658,818
Less: Inventory Reserves                                           123,642                       80,772
                                                 -------------------------     ------------------------
       Total Inventory                                           6,052,045                    7,389,157
       Less:  Long-Term Inventory                                2,977,650                    2,977,650
                                                 -------------------------     ------------------------
       Current Portion                                          $3,074,395                   $4,411,507
                                                 =========================     ========================

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment, including equipment under capital leases, consisted of the following at September 30, 2000 (unaudited) and December 31, 1999:


                                                      September 30, 2000            December 31, 1999
                                                      ------------------            -----------------
System Equipment                                                $6,475,314                   $5,803,006
Automobiles                                                         87,086                      118,015
Furniture & Fixtures                                               674,528                      666,875
Computer Equipment                                               1,879,544                    1,371,956
Leasehold Improvements                                              92,161                      101,005
Construction in Progress                                           165,036                        2,501
                                                 -------------------------     ------------------------
 Total Property & Equipment                                      9,373,669                    8,063,359
  Accumulated Depreciation                                      (1,245,383)                    (322,602)
                                                 -------------------------     ------------------------
   Net Property & Equipment                                     $8,128,286                   $7,740,758
                                                 =========================     ========================

NOTE 5 - LONG-TERM OBLIGATIONS

The Company settled the litigation in Bankruptcy Court with Milgo Solutions f/k/a Raycal Datacom, Inc. ("Milgo") and Newcourt Leasing, Inc. regarding leased telecommunications equipment. The settlement stipulation, which was approved by the Court on October 27, 2000 and will become final and non-appealable on November 21, 2000, provides that the Company shall pay Milgo the sum of $1,000,000 over a three (3) year term, in monthly installments and without interest. The note is secured by the equipment and the UCC-1 will be filed accordingly. The asset was posted to property and equipment on the condensed consolidated balance sheet due to previous fresh start accounting adjustments reducing the assets.

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes the
SEC's view in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. SAB No. 101 must be implemented no later than the fourth fiscal quarter for all registrants with fiscal years beginning after December 15, 1999 and before March 15, 2000. Management has reviewed the impact of SAB No. 101 on the Company's financial statements and does not expect any impact to the Company's financial statements of adopting SAB No. 101.

In July 2000, the Emerging Issues Task Force ("EITF") discussed EITF No. 00-21, "Accounting for Multiple-Element Revenue Arrangements." EITF No. 00-21 addresses how to account for multiple-element revenue arrangements such as combined services of initial installation, initiation and activation services and involve either a fixed fee or a fixed fee coupled with a continuing payment stream. The EITF established a working group to address this issue, however, consent has not been reached and further discussions are expected in future meetings. Due to consensus not being reached, the Company has not determined the impact of EITF No. 00-21 on its financial statements.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

     REVENUES. Total revenues for the three months ended September 30, 2000 were $7.3 million, compared to $7.4 million for the three months ended September 30, 1999.

     Equipment revenues decreased to $1.8 million for the three months ended September 30, 2000 from $2.1 million for the three months ended September 30, 1999, principally due to fewer new installations during the period. Gross commercial installations decreased to 3,122 vehicle applications for the three months ended September 30, 2000 from 3,737 vehicle applications for the three months ended September 30, 1999.

     Service revenues increased to $5.4 million for the three months ended September 30, 2000 from $5.3 million for the three months ended September 30, 1999 primarily due to an increase in the average commercial service revenue per vehicle application to $33.46 in September 2000 from $29.75 in September 1999. Total commercial vehicle applications in service at September 30, 2000 were 51,709 as compared to 56,994 on September 30, 1999.

     COST OF SERVICE REVENUES. Cost of service revenues includes the direct cost of providing service (network telephone, billing, roadside assistance and bad debt expense). Cost of revenues were $0.8 million for the three months ended September 30, 2000 and for the three months ended September 30, 1999.

     COST OF EQUIPMENT. Cost of equipment decreased to $1.3 million for the three months ended September 30, 2000 from $1.4 million for the three months ended September 30, 1999 due to a decrease in new installations.

     RESEARCH AND DEVELOPMENT, ENGINEERING, SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES. Research and development, engineering, selling, general and administrative expenses decreased by $0.3 million, to $5.4 million for the three months ended September 30, 2000 from $5.7 million for the three months ended September 30, 1999. Most of the expense reduction was a result of fewer engineering personnel and telephone cost reductions.

     DEPRECIATION AND AMORTIZATION. Depreciation and Amortization decreased for the three months ended September 30, 2000 to $0.3 million from $1.2 million for the three months ended September 30, 1999, primarily due to the disposal of certain assets related to networks no longer in use or owned by the Company.

     OPERATING LOSSES. Operating losses incurred by the Company were $0.5 million for the three months ended September 30, 2000, as compared to $1.7 million for the three months ended September 30, 1999, for the reasons discussed above.

     INTEREST EXPENSE. Interest expense was $0.5 million for the three months ended September 30, 2000 verses $43,422 for the three months ended September 30, 1999. During the three months ended September 30, 1999, most interest expense was suspended during the bankruptcy reorganization process.

     REORGANIZATION COSTS AND DEBT DISCHARGE. Reorganization costs were $0.3 million for the three months ended September 30, 1999. The Company accounted for the bankruptcy reorganization in accordance with SOP 90-7 and as such had recognized a gain from the debt discharge, equity discharge, and reorganization of $123.7 million.

     NET INCOME /LOSS. For the reasons discussed , net loss was $1.0 million for three months ended September 30, 2000 compared to net income of $121.9 million for three months ended September 30, 1999. No tax benefit has been recognized for any period due to the uncertainty of net operating loss carry-forward utilization.


Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

     REVENUES. Total operating revenues for the nine months ended September
30, 2000 were $21.8 million, compared to $25.3 million for the nine months ended September 30, 1999.

     Equipment revenues decreased to $5.0 million for the nine months ended September 30, 2000 from $6.8 million for the nine months ended September 30, 1999, principally due to fewer new installations during the period. The reduction in number of sales was primarily due to a sharp reduction in direct sales personnel. Gross commercial installations decreased to 9,033 vehicle applications for the nine months ended September 30, 2000 from 10,856 vehicle applications for the nine months ended September 30, 1999.

     Service revenues increased to $16.5 million for the nine months ended September 30, 2000 from $15.7 million for the nine months ended September 30, 1999, an increase of 5%, primarily due to an increase in the average commercial service revenue per vehicle application to $33.46 in September 2000 from $29.75 in September 1999. Total commercial vehicle applications in service at September 30, 2000 were 51,709 as compared to 56,994 on September 30, 1999.

     Other revenues for the nine months ended September 30, 2000 was $0.2 million as compared to $2.8 million for the nine months ended September 30, 1999. In 1999, the Company licensed its proprietary location and messaging solution to an affiliate of Ituran Location and Control LTD, Teletrac's Israeli licensee. The agreement permits Ituran's affiliate to market and operate Teletrac's proprietary technology in Latin and South America and certain countries in Eastern Europe. In addition to the initial licensing fee, the agreement includes provisions for future royalty payments. As part of the consideration of the licensing agreement, Ituran and Teletrac agreed to the elimination of future royalty payments due to Teletrac for Israel.

     COST OF SERVICE REVENUES. Cost of service revenues includes the direct cost of providing service (network telephone, billing, roadside assistance and bad debt expense). Cost of revenues decreased to $2.3 million for the nine months ended September 30, 2000 from $2.5 million for the nine months ended September 30, 1999. Cost of service revenues declined due to the shutting down of the San Francisco / Sacramento networks along with the sale of the New York and Washington DC networks to Ituran, USA.

     COST OF EQUIPMENT. Cost of equipment decreased to $3.6 million for the nine months ended September 30, 2000 from $4.6 million for the nine months ended September 30, 1999 due to a decrease in new installations.

     RESEARCH AND DEVELOPMENT, ENGINEERING, SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES. Research and development, engineering, selling, general and administrative expenses decreased by $5.0 million, to $16.6 million for the nine months ended September 30, 2000 from $21.6 million for the nine months ended September 30, 1999. The Company reduced expenses through significant reductions in personnel along with the shutting down of the San Francisco / Sacramento network and sale of the New York and Washington DC networks.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased for the nine months ended September 30, 2000 to $1.0 million from $4.3 million for the nine months ended September 30, 1999, primarily due to lower asset valuation of the Reorganized Company in comparison to the Predecessor Company.

     OPERATING LOSSES. Operating losses incurred by the Company were $1.7 million for the nine months ended September 30, 2000, as compared to $7.8 million for the nine months ended September 30, 1999, for the reasons discussed above.

     INTEREST EXPENSE. Interest expense was $1.7 million for the nine months ended September 30, 2000 verses $8.2 million for the nine months ended September 30, 1999. Interest expense related to the senior note and warrants was stopped upon the Chapter 11 filing. The debt level was significantly reduced creating lower expense for 2000 as a result.

     REORGANIZATION COSTS AND DEBT DISCHARGE. Reorganization costs were $1.3 million for the nine months ended September 30, 1999. The Company accounted for the bankruptcy reorganization in accordance with SOP 90-7 and as such has recognized a gain from the debt discharge, equity discharge, and reorganization of $123.7 million.

     GAIN ON DISPOSAL. Gain on disposal resulting from the sale of the Miami and Orlando networks amounted to $2.5 million in the nine months ended September 30, 2000.

     NET INCOME / LOSS. For the reasons discussed above, net loss was $0.6 million for the nine months ended September 30, 2000 compared to a net income of $104.2 million for the nine months ended September 30, 1999. No tax benefit has been recognized for any period due to the uncertainty of net operating loss carry-forward utilization.


LIQUIDITY AND CAPITAL RESOURCES

     Capital expenditures were $1.2 million for the nine months ended
September 30, 2000, primarily for development of internal software applications. The Company currently expects that its aggregate capital expenditures will be less than $2.0 million for 2000. These capital expenditures will consist primarily of costs associated with internal software development, the maintenance of existing markets, and other capital improvements.

     We believe cash flows from operations will be sufficient to enable us to meet our working capital requirements for the next twelve months. However, we are currently in the processs of attempting to enter into an asset based lending arrangement that would provide needed working capital availability. Additionally, in order to implement any future growth plans, equity or debt financing will be required. In order to raise financing we anticipate that we will need to undertake private placements or a public offering of our securities at a future date, depending upon market conditions, in order to obtain sufficient capital for us to implement any future growth plan. No assurance can be given that we will be successful in raising additional investment capital in the future, or that if we are successful, that the financial resources obtained will be sufficient for us to successfully carry out a growth plan.

INFLATION

     The Company believes that to date inflation has not had a material effect on its results of operations. Although inflation may in the future effect the cost of VLU and messaging units sold by the Company, the Company expects that technology and engineering improvements are likely to offset any foreseeable cost increases.

RECENT ACCOUNTING PRONOUNCEMENTS

     See "Recent Accounting Pronouncements" in Note 6 to the Unaudited Condensed Consolidated Financial Statements.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     The parties have agreed to a settlement of the litigation in Bankruptcy Court involving the Company, Milgo Solutions f/k/a Raycal-Datacom, Inc. and Newcourt Leasing, Inc. The settlement stipulation, which was approved by Bankruptcy Court on October 27, 2000 and will become final and non-appealable on November 21, 2000, provides that the Company shall pay Milgo the sum of $1,000,000 over a three-year term, in monthly installments and without interest. As part of the settlement, complete mutual releases were delivered in favor of all parties.

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


                                             TELETRAC, INC.


                                             By:  /s/ Alan B. Howe
                                                  ------------------------------
                                                  Name:  Alan B. Howe
                                                  Title: Chief Financial Officer

Date: November 13, 2000

                                  EXHIBIT INDEX

Exhibit
Number    Description
-------   -----------


27        Financial Data Schedule