Form 10-K
period 2000-12-31
TELETRAC INC /DE
filed 2001-03-27
CIK 1045419

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-K



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For transition period from          to

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

                                      None
                                (Title of Class)

            Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

            The Registrant has no publicly traded equity securities. As of December 31, 2000, Teletrac, Inc. had outstanding 9,986,700 shares of Common Stock, par value $0.01 per share.

                  Documents Incorporated By Reference: None

                                     PART I

Item 1.     BUSINESS

General

            As used in this Report, unless the context otherwise requires, the term "Company" refers to Teletrac, Inc. ("Teletrac").

            This Report contains certain forward-looking statements covering the Company's objectives, planned or expected activities and anticipated financial performance. These forward-looking statements may generally be identified by words such as "expects", "anticipates", "believes", "plans", "should", "will", "may", "projects" (or variants of these words or phrases), or similar language indicating the expression of an opinion or view concerning the future with respect to the Company's financial position, results of operations, prospects or business. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in detail in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors" section of the Company's Registration Statement on Form S-1 (Registration Number 333-35017), as declared effective by the Securities and Exchange Commission ("SEC") on November 5, 1997 (the "Form S-1").

            The Company is a leading provider of vehicle location and wireless data solutions to commercial fleet operators. The Company has developed an information services platform that enables customers to better manage their mobile workforce, provide security for their property and personnel and communicate more effectively with mobile workers. The Company utilizes various wireless data networks to provide vehicle location and data communications. The majority of the location and data traffic today for the Company is carried via the Company-developed proprietary land-based location and data communications technology. In addition, the Company has multiple customers utilizing the cellular digital packet data network (or "CDPD") coupled with global positioning (or "GPS") for location determination. The Company purchases CDPD services from various cellular carriers in certain markets in order to facilitate service to these customers. The Company is also in the process of evaluating other data networks combined with GPS for other applications for commercial fleet operators.

            As of December 31, 2000, the Company maintained operations in 13 metropolitan market areas: Los Angeles, Chicago, Detroit, Dallas, Miami, Houston, Orlando, San Francisco, San Diego, Sacramento, Washington D.C./Baltimore, Phoenix and New York. As of December 31, 2000, the Company served approximately 3000 commercial fleet accounts, more than any other provider of fleet vehicle location services, and had approximately 49,657 vehicle applications with commercial customers. In its Los Angeles market, the Company also uses its proprietary location systems to provide vehicle location and stolen vehicle recovery services to consumers. As of December 31, 2000, the Company had approximately 4,467 consumer units in service.

            The Company believes that there is substantial demand for reliable, cost-effective information services that offer both location tracking and data communications for metropolitan markets. The Company's products can be used either on a standalone basis or in conjunction with other communications technologies and allows those other technologies to be more effective and efficient. The Company believes that the majority of its target customers' vehicles are currently equipped with wireless communications devices that do not provide automatic location features, such as two-way radio, specialized mobile radio ("SMR"), pagers and cellular devices. The Company's products and services allow commercial fleet operators to (i) increase driver productivity and fleet efficiency, (ii) improve customer service, (iii) limit unauthorized vehicle use, and (iv) reduce driver overtime. The Company's customers include metropolitan commercial fleets (such as trade service providers, delivery services, bus and taxi fleets, ambulance companies, telecommunications companies, utility companies, municipal government vehicles and law enforcement agencies) and long-haul trucking fleets when operating within metropolitan markets.

            The Company offers a range of fleet management solutions, depending on the customer's budget and location and messaging needs. All of these solutions involve the installation in each vehicle of a vehicle location unit ("VLU") or a "VLU+" in the case of a CDPD/GPS application. The VLU is a radio transceiver that receives and transmits signals used to determine a vehicle's location. In addition to the VLU, commercial fleet customers purchase software and location services from the Company. The Company's primary product for commercial fleets is Fleet Director Enterprise Edition(R), a proprietary software application that permits simultaneous location of all fleet vehicles on a real-time 24-hour-a-day basis through a digitized map displayed on the customer's dedicated personal computer or network server, which is connected to the Company's Network Control Center. Fleet Director Enterprise Edition (R) can be complemented with the Company's data communication units, which allow two-way messaging between the fleet dispatcher and drivers directly from the Fleet Director Enterprise Edition(R) screen.

            In its Los Angeles market, the Company also uses its proprietary location systems to provide vehicle location and stolen vehicle recovery services to consumers. The Company's service locates and tracks stolen vehicles in real time and its equipment can be integrated with a vehicle's alarm system and/or ignition so that it is automatically activated if the vehicle is stolen. The Company's service also allows a subscriber to initiate vehicle location in other emergency or roadside assistance situations. The Company has continued providing consumer service as a legacy of the business acquired from AirTouch Teletrac but has not launched and does not intend to launch any new marketing efforts with respect to this service.

Recent Developments

          The aggregate of $3.0 million principal amount of 10% Senior Secured Notes due September 30, 2000 that the Company issued in order to fund operations after the 1999 reorganization was paid off in May of 2000. As a result of the reorganization, the Company has outstanding an aggregate of $15,000,000 Senior Notes with a 9% interest rate due September 30, 2004 (the "Senior Notes"). The Senior Notes have a deferred interest election provision whereby the Company may elect to pay interest by the issuance of Deferred Interest Notes with a 12% interest rate due September 30, 2004. The Company has issued Deferred Interest Notes in the aggregate of $1,800,000 as of December 31, 2000. On March 15, 2001, in conjunction with interest due for the prior six months, the Company issued an additional $900,000 of Deferred Interest Notes.

            In May, 2000, Ituran USA purchased the Miami and Orlando networks from the Company pursuant to an option to buy these networks, which was granted by the Company to Ituran USA as part of the 1999 reorganization. The proceeds from the sale were approximately $4.0 million.

            On January 9, 2001, the Company entered into a credit facility with Aspen Capital Partners, L.P. The facility provides for a loan of up to $750,000 that is secured by the accounts receivable of the Company, accrues interest at a rate of prime plus 6% and is due on January 9, 2002. As of March 15, 2001, $550,000 has been drawn down from the facility.

            On February 23, 2001, the Company entered into an Agreement and Plan of Merger with Trafficmaster pursuant to which Trafficmaster will acquire the Company for cash (including the assumption of debt). The merger has been approved by the Board of Directors and the holders of a majority of the Company's outstanding Common Stock. In addition, the holders of a majority of the Company's Senior Notes consented to the merger and waived certain rights such holders of Senior Notes may have pursuant to the Indenture governing the terms of the Senior Notes, including the right to receive notice of a Change of Control (as defined in the Indenture) and to require the Company to repurchase their Senior Notes. The Senior Noteholders also waived events of noncompliance or default under the Indenture that would occur as a result of the Company's failure to satisfy the covenants set forth in Sections 4.14 and 5.01(iv) of the Indenture in connection with the merger. Such holders also consented to and approved the adoption of the Supplemental Indenture by the Indenture Trustee amending certain provisions of the Indenture. The Company expects consummation of the merger to occur in April, 2001, subject to the satisfaction of certain closing conditions in the merger agreement, including regulatory approval of the transfer of control of the FCC licenses used in the Company's business. The Company has filed with the SEC a Current Report on Form 8-K, dated March 6, 2001, in connection with this merger agreement.

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

            Many metropolitan commercial fleet operators have not employed location information or data communications because of the lack of cost-effective and reliable alternatives. Two-way voice services (such as cellular, SMR and two-way radio) cost significantly more to provide a similar level of location services and rely on the driver to frequently report vehicle location. A significant number of metropolitan fleet vehicles utilize lower-cost one-way paging services, but such services lack both location tracking and two-way data communications. Management believes the Company's commercial fleet service generates demonstrable cost benefits and efficiency gains for metropolitan fleet customers.

            Due to the diversity of metropolitan commercial fleets, the Company's customer base ranges from independent plumbers with five or six vehicles to large municipal bus and ambulance fleets and national delivery companies. The Company's range of products allows it to provide a fleet management solution to meet each segment of these markets. The Company primarily focuses it sales efforts at fleets of at least five vehicles, which it believes can be serviced more cost-effectively than smaller fleets. The Company believes that by utilizing alternative wireless data networks like CDPD, the Company will be able to attract nationwide customers with fleet operations in a number of metropolitan markets. Among the Company's current customers are Emery Air Freight, Inc., Brinks Incorporated (security transportation), Pepsi, the City of Houston, and department stores such as Target.

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

            Fleet Director Enterprise Edition(R) ("FDEE") is a proprietary software application that provides fleet customers accurate fleet vehicle location through the customer's detailed digitized map of a metropolitan area displayed on the customer's dedicated personal computer or network server, which is connected to the Company's networks. Fleet Director Enterprise Edition(R) displays the position of all VLU-equipped vehicles at periodic intervals determined by the customer (typically every 15 minutes), at the time of each communication with a vehicle and otherwise as specified by the customer. Customers can adjust the level of map detail through a zoom in/zoom out feature, allowing a customer to simultaneously view the location of all fleet vehicles or to focus in on a single vehicle. Fleet operators can establish "zones of compliance" around their customers' locations, their drivers' homes, or other locations to detect whether vehicles enter or leave specific areas. Fleet Director Enterprise Edition(R) also produces reports that detail a driver's route and the time of each stop and provides documentation for customers who require verification of deliveries. Real-time location reports can also be saved on the customer's computer to be retrieved and reviewed on-screen or printed at a later time.

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

            For customers with smaller fleets, the Company also provides a software option called Winfleet. Winfleet is a Microsoft Windows(R)-based program that allows for positioning updates up to 24 hours a day at intervals of 15 to 30 minutes.

            Communications. The Company offers two communication systems to its Fleet Director(R) customers. The Mobile Data Terminal ("MDT") is the Company's more advanced two-way messaging system. It allows for alphanumeric communications from the fleet operator to its drivers and up to thirty-five pre-programmed messages from the drivers to the fleet operator. The Status Messaging Terminal ("SMT") is a low-cost alternative to the MDT. The SMT allows for four pre-programmed messages that may be sent from the customer to the drivers and eight pre-programmed messages that may be sent from the drivers to the customer. The MDT and the SMT are both small terminals typically mounted on the fleet vehicle's dashboard and are connected to the VLU or VLU+.

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

            Security Services. The Company offers its commercial fleet customers several vehicle security and driver safety options that operate through the Company's location networks. A VLU can be connected directly to a vehicle's alarm system, triggering the Company's security system when the alarm is set off, or connected to an alarm button either located in the vehicle or carried remotely by the driver. Customers with Fleet Director Enterprise Edition(R) may also establish a "zone of compliance" that activates the Company's security system when vehicles leave the zone. When the security system is activated, a signal is sent by the VLU to the Company's local network system, which automatically alerts the customer through Fleet Director Enterprise Edition(R). If the customer does not respond, the Company will telephone the customer directly. If the customer believes that the vehicle has been stolen or a driver is in danger, the Company will work directly with the local law enforcement authorities to track the location of the vehicle in real-time. Many customers also attach VLUs directly to valuable cargo or to expensive equipment such as construction equipment. The Company believes it has developed excellent relations with local law enforcement officials due to the past performance of the Company's location system, and that such relations contribute to its ability to quickly recover stolen vehicles and equipment.

            Sales and Marketing; Customer Service

            The Company uses a direct sales force to sell its commercial vehicle location and fleet management services, and has a sales force located in each market where it operates. The Company's sales efforts rely on sales managers who supervise the sales activities of sales representatives, contact and negotiate with larger potential customers, and have authority to negotiate prices within defined parameters. Sales commissions generally are directly linked to the number of units a sales person sells. As of December 31, 2000, the Company's direct sales force consisted of approximately 34 employees.

            The Company's advertising and marketing efforts are generally directed to local and regional markets and its strategy has focused on print advertising in industry journals, direct mail, videos, telemarketing, industry trade shows and on-site marketing promotions and demonstrations.

Consumer Vehicle Services

            The Company is currently focusing on its core business of commercial fleet management. As a legacy of the business acquired from AirTouch Teletrac in January 1996 (the "Acquisition"), the Company has continued to provide consumer service (now sold under the name Teletracer(TM)) and has allowed dealer arrangements in place at the time of the Acquisition to continue, but has not launched any new marketing efforts. The imbedded base of consumer customers has continued to decline over the past several years. In addition, the Company has sold off a portion of its customers to Ituran in its Miami market. As of December 31, 2000, the Company provided consumer auto security services to approximately 4,400 vehicles.

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

            The vehicle security industry has developed rapidly since the late 1970s, as motor vehicle theft has increased. Vehicle theft and the demand for vehicle security are higher in the metropolitan centers and surrounding suburbs serviced by the Company.

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

            All of the Company's consumer customers can telephone the Company's call-in Roadside Assistance Program, and the Company will have a tow truck sent to the caller's location. Under its Automated Roadside Assistance Program, offered to its customers at a higher monthly fee, the Company can direct a tow truck directly to a subscribing customer's location when the customer presses a roadside assistance button installed in his or her vehicle.

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

            In order to locate a subscriber vehicle, the Company's local network broadcasts a "paging" transmission (the "Forward Link") simultaneously from each transmitter on the network. The Forward Link is used to transmit both location commands and alphanumeric messages to the VLU. Each subscriber's vehicle is equipped with a VLU, a videocassette-sized "transceiver" unit that responds to the location command of the Forward Link by emitting a response signal (the "Reverse Link"). The Reverse Link is received by at least four nearby base station units ("BSUs") which calculate both the time of transmission of the Forward Link and the time of arrival of the Reverse Link and relay this data, via wireline telephone networks, to the Network Control Center ("NCC"), the local network's data processing center. The NCC uses the Company's proprietary network software to calculate the location of the VLU from the information received by the BSUs. The NCC consists of the Company's radio-frequency control equipment, telecommunication access connection computers, proprietary software and the Company's customer database. The NCC instantaneously relays the location information to a subscriber's Fleet Director(R) software application or OZZ(R) call-in request (via automated response).

            The Company's customers can also use the Forward Link to transmit alphanumeric messages from their centralized dispatch office to their fleet vehicles and the Reverse Link to transmit more limited messages from vehicles to the centralized dispatch office. The network system can transmit alphanumeric messages at a transmission speed of 2,400 bits per second.

            At December 31, 2000, the Company maintained and operated its proprietary network in six metropolitan markets: Los Angeles, Chicago, Detroit, Dallas, Houston, and San Diego. In New York, Washington D.C./Baltimore, Miami and Orlando, Ituran USA owns, operates and maintains the proprietary network and the Company pays Ituran USA a monthly fee for usage on their network for the Company's subscribers in those markets.

            In a number of customer vehicle applications, the Company utilizes CDPD coupled with GPS for location determination. The vehicle is equipped with a subscriber unit (the VLU+) that includes both a CDPD wireless data modem and a GPS receiver. The CDPD services are provided by certain cellular carriers who have built packet data capabilities onto their existing cellular networks. The Company currently has a nationwide reseller agreement with AT&T for CDPD services. The CDPD services are available in over 80 metropolitan markets across the U.S. For the VLU+ service offering, the Company also provides wireless data or messaging communications by combining SMT or MDT terminals with the VLU+. The messaging information is transmitted over the CDPD network and delivered to the customer in a similar fashion as with the Company's proprietary network.

Network and Subscriber Equipment

            The Company terminated its agreements with Tadiran, its former supplier of VLUs, in December 1998. The Company does not expect to purchase additional VLUs because inventory is expected to be sufficient to cover projected sales. See "Management's Discussion and Analysis of Results of Operations and Financial Condition." The Company has contracted with a San Diego-based manufacturer for VLU+s. The components of the VLU+ are generally off-the-shelf wireless components that are available commercially from a number of different manufacturers.

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

            GPS, Private Satellite and Loran-C Systems. GPS, certain private satellite networks and Loran-C can provide location information, and when paired with a communications system, may provide a system competitive with the Company's products. GPS systems receive signals from NAVSTAR satellites, U.S. government-funded satellites used for position location. GPS systems and certain private satellite systems use satellite ranging techniques to measure a GPS device's distance relative to a group of satellites in space. Typically, a GPS device must be in "sight" of several satellites to receive adequate transmission data for the determination of relative location on earth. The Loran-C system uses land-based transmitting stations to send a low-frequency radio signal that is used by a vehicle to calculate its position relative to the location of other Loran-C transmitters. Satellite and Loran-C systems are generally not as effective as LMS networks such as the Company's in metropolitan areas. Because GPS and other satellite services require "line of sight" to the orbiting satellite, dense metropolitan areas, parking garages, tunnels or other covered areas can impact the system's effectiveness and reliability. Loran-C systems also frequently have difficulty penetrating "metropolitan canyons" and therefore may provide inaccurate position readings in urban areas.

            In most GPS, private satellite and Loran-C vehicle location systems, vehicle-mounted equipment gathers location data and transmits it by a wireless communication system to a dispatch center. There are a number of wireless systems that can be linked to a satellite system or a Loran-C system to transmit location information to a dispatch center:

      o Cellular and PCS Communication Systems- Cellular and PCS systems can provide local or nationwide networks to transmit location information to a dispatcher. However, cellular and PCS operators generally price their airtime at price levels that do not allow for frequent location information transmittals by vehicles equipped with GPS, private satellite or Loran-C systems to dispatchers on a cost-basis competitive with the Company. Most vehicle location systems that link a satellite or Loran-C location system with a cellular or PCS communication system, such as HighwayMaster, are best-suited for long-haul trucking fleets. In addition, in certain U.S. markets, some cellular operators have added a data service over their existing cellular infrastructure that can improve the cost and delivery of location information over existing cellular networks. The data service, called CDPD, is an overlay of a packet switched data service on a traditional cellular system. CDPD is available in approximately 80 metropolitan markets throughout the U.S., including all the markets, other than Los Angeles, in which the Company is currently operating or plans to operate. One company that is currently utilizing CDPD coupled with GPS to the metropolitan fleet market is @Road, a publicly-held corporation based in Fremont, California. At December 31, 2000, @Road had approximately 40,000 units installed.

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

            LMS Systems. The Company knows of other companies that are developing competitive LMS location and messaging systems. Pinpoint Communications Inc., METS Inc./MobileVision, L.P. and Comtrak Inc. each have developed technologies that use LMS spectrum to provide both location information and messaging. Such alternative LMS systems are also land-based wireless systems suited for providing accurate and cost-effective service in metropolitan areas. Current LMS operators and prospective LMS operators may also benefit from an FCC auction of three frequency bands, including the band on which the Company's system operates, for LMS purposes. The Company believes that, to date, it is the only company that has established a commercially operational LMS network in the U.S.

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

            Construction and Operation of Grandfathered Systems

            The FCC adopted its initial rules for the LMS service in 1995. The FCC's LMS rules provide for the "grandfathering" of LMS systems, such as those of the Company, that were in operation or authorized as of February 3, 1995. LMS licenses granted prior to the 1995 rules, including those under which the Company operates its system, were granted for individual transmitter sites. The FCC's rules provide that future LMS licenses will be granted on a geographic basis and awarded through auctions. The FCC stopped accepting applications for new site-based LMS facilities in 1995, pending its development of rules and procedures for auctioning the LMS spectrum on a geographic area basis.

            To maintain grandfathered status for its existing licenses, the Company was required, among other things, to complete its construction of licensed transmitter sites by January 1, 1997, to a level where each system would be capable of locating a vehicle. By December 31, 1996, the Company had constructed LMS systems capable of locating a vehicle in 26 markets, including the six markets in which the Company had systems that were in operation prior to 1995. The grandfathered authorizations issued to the Company allow the operation of multilateration LMS base stations at particular sites specified in the authorization, subject to a requirement that base stations may not be relocated to a site more than two kilometers from an initially authorized site. In a few instances, the Company has obtained waivers from the FCC to permit location of a transmitter site to a location more than two kilometers from the original site. In December 1998, the Company requested that the FCC cancel licenses in three markets, and the Company also has assigned licenses for some of its original markets. The Company continues to hold grandfathered multilateration LMS licenses for locations in and around Chicago, Los Angeles/San Diego, Dallas, Houston and Detroit.

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

            In July, 1998, the FCC adopted auction rules for the multilateration LMS service, and the auction began in February 1999, for 528 licenses representing three frequency blocks in 176 geographic LMS license areas which, in the aggregate, encompassed all of the United States. In the auction, four bidders acquired 289 of the licenses. No minimum bid was placed on the remaining licenses and they remain unassigned. The Company did not bid for spectrum in the LMS auction. The FCC has tentatively scheduled a further auction for the remaining unassigned LMS licenses for June 6, 2001. The Company understands that the FCC will expect cooperative arrangements for sharing between grandfathered licensees and the EA licensees resulting from the auction. The Company will be permitted to continue operating its grandfathered facilities in that EA, but it will be precluded from expanding its coverage area within such EA.

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

            Regulatory Certification and Foreign Ownership

            The FCC has not declared whether multilateration LMS will be classified as a private mobile radio service (PMRS) or as a commercial mobile radio service (CMRS), but has proposed to classify LMS providers on a case-by-case basis. The Company believes that, because of the nature of its operation, its licenses are properly treated as PMRS rather than CMRS.

            If the Company's services were reclassified as CMRS rather than as PMRS, the Company would be subject to fees, fund contribution requirements and regulations applicable to CMRS carriers such as cellular and PCS. In addition, the Company, which holds its FCC authorizations through a wholly-owned subsidiary, Teletrac License, Inc., would be subject to the foreign ownership restrictions under the Communications Act that apply to the parent corporations of CMRS licensees. Under this restriction, non-U.S. persons would not be permitted to hold, directly or indirectly, in the aggregate, more than 25% of the ownership or 25% of the voting rights in the Company, absent a waiver or determination by the FCC that a higher level of foreign ownership would be in the public interest.

            Although the Company is controlled by U.S. citizens, non-U.S. persons currently hold slightly more than 25% of the ownership of the Company. If the FCC were to reclassify its multilateration LMS as CMRS at a time when the Company's level of foreign ownership or foreign voting rights exceeded 25%, the

Company would be required to obtain a public interest determination from the FCC approving its level of foreign ownership or to restructure its ownership to meet the 25% benchmark. World Trade Organization ("WTO") agreements and the FCC's rules and policies implementing the WTO telecommunications agreements recognize the national policy of permitting foreign investments by WTO member countries in U.S. entities that control CMRS licenses. The FCC's implementation of the WTO agreements would require the Company, if its services were classified as CMRS and its foreign ownership exceeded the benchmark to obtain a public interest determination from the FCC. The FCC typically grants these determinations routinely to permit investment from nationals of WTO member countries.

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

            Multilateration LMS systems operate on frequencies that have been allocated to LMS by the FCC on a secondary basis. This means that LMS operations cannot cause interference to, and may be required to accept interference from, users of those same or adjacent frequencies in the industrial, scientific, and medical radio service and in the Federal government's radio location service. In addition, under Part 15 of the FCC's rules, certain unlicensed radio devices (such as spread spectrum devices used for local area networks) operate on the same or adjacent frequencies as LMS systems. Although multilateration LMS systems generally have priority in the use of their frequencies over such Part 15 devices, the FCC's rules provide a "safe harbor" for the operation of Part 15 devices in LMS spectrum. If a Part 15 device is operated in a manner that satisfies those safe harbor requirements (which were designed to avoid or minimize the risk of interference to LMS services), an LMS system that nonetheless suffers interference from such a Part 15 device may have no recourse other than to negotiate with the Part 15 user on methods for eliminating or reducing the interference. In addition, as a condition of the LMS license, the FCC has stated that operators of new LMS systems must perform testing to demonstrate that the system does not cause unacceptable interference to Part 15 devices. To date, the FCC has specifically declined to specify the nature of such testing and how they might be used to determine whether the multilateration LMS system is causing unacceptable interference to Part 15 devices. The FCC has indicated that the purpose of the testing is to ensure that multilateration LMS licensees make efforts to minimize interference to existing Part 15 devices when designing and constructing their systems; Part 15 devices remain secondary to multilateration LMS operations.

            Current FCC Applications and Proceedings

            The Company may have various applications pending before the FCC from time to time in the ordinary course of business, in connection with the implementation of the Company's planned merger with Trafficmaster plc, and in connection with the renewal of its grandfathered multilateration LMS licenses, which expire beginning in March 2001.

            Other Proceedings. Other proceedings pending from time to time at the FCC may affect the business and operations of the Company, including but not limited to, (i) changes in spectrum allotments and usage restrictions that may permit the operation of terrestrial location-related services in other bands;
(ii) changes in FCC rules and policies governing interconnection with the switched telephone network; (iii) rule making proceedings to develop the rules and policies that will govern the auction of the LMS spectrum; (iv) changes in the general licensing rules and policies of the FCC affecting LMS applications; and (v) auctions for additional licenses available for the provision of location and monitoring services, and (vi) changes in FCC regulatory policies generally governing the land mobile communication services.

            The Company cannot predict when the FCC will act on any of these matters or what effect such action may have on its business.

Employees

            At December 31, 2000, the Company had approximately 224 employees. Substantially all of the Company's employees are full-time. The Company's employees are not unionized and the Company believes that its relations with its employees are good.

Item 2.     DESCRIPTION OF PROPERTIES

            As of December 31, 2000, the Company had approximately 217 site and tower leases for the operation of its transmitters and other equipment on commercial broadcast towers and at other fixed sites. The Company believes that in general the terms of its leases are competitive based on market conditions. The Company believes its facilities are suitable and adequate for its purposes. The Company relocates its transmission and receiver sites from time to time and does not anticipate any material problems in obtaining and retaining site and tower leases in the future.

Item 3.     LEGAL PROCEEDINGS

            Prior to the acquisition of AirTouch Teletrac, PacTel Teletrac (predecessor to AirTouch Teletrac) brought an action before the United States Patent and Trademark Trial and Appeal Board against T.A.B. Systems ("TAB") opposing TAB's registration of the mark "Teletrak." The Trademark Trial and Appeal Board granted PacTel Teletrac's motion for summary judgment, but summary judgment was reversed by the U.S. Court of Appeals for the Federal Circuit. TAB then filed an infringement action against PacTel Teletrac, the Company and other parties in the U.S. District Court for the Central District of California. On December 22, 1997, the District Court granted summary judgment in favor of the Company. This decision was appealed by TAB to the U.S. Court of Appeals for the Ninth Circuit and such appeal was pending as of the date the Company filed its bankruptcy petition. The Bankruptcy Court issued an order permitting the Ninth Circuit appeal to proceed. Oral arguments were heard on April 10, 2000. On March 20, 2001, the Ninth Circuit Court of Appeals filed a decision affirming the District Court's grant of summary judgment. Under the terms of the Asset Purchase Agreement between AirTouch Teletrac and the Company, AirTouch Teletrac must pay the costs of any litigation relating to this matter and must indemnify the Company against any losses relating thereto. AirTouch Teletrac has notified the Company that it intends to continue to litigate this matter on its own behalf as well as on behalf of the Company, and that it will bear the cost of such litigation. There can be no assurance that AirTouch Teletrac will be successful in such litigation or that AirTouch Teletrac will honor its indemnification obligations (including any costs or losses relating to a change of name, if required as a result of the litigation).

            The Company settled the litigation in Bankruptcy Court with Milgo Solutions f/k/a Raycal-Datacom, Inc. ("Milgo") and Newcourt Leasing, Inc. ("Newcourt") regarding certain telecommunications equipment that the Company believes it purchased from Milgo. Milgo and Newcourt asserted that the Company did not purchase this equipment, and alleged that the Company holds same pursuant to one or more leases. The settlement stipulation, which was approved by Bankruptcy Court on October 27, 2000 and became final and non-appealable on November 21, 2000, provides that the Company shall pay Milgo the sum of $1,000,000 over a three-year term, in monthly installments and without interest. As part of the settlement, complete mutual releases were delivered in favor of all parties.

            The Company was a defendant in an American Arbitration Association ("AAA") proceeding brought by StarTrac, Inc. ("StarTrac") on or about February 23, 2000. StarTrac asserted that the Company breached the dealer agreement between the parties and sought actual and punitive damages. The Company denied the claims asserted by StarTrac and initially felt that these claims were discharged by the bankruptcy proceeding and filed a motion to enforce the injunction created by the Plan of Reorganization. However, the Bankruptcy Court determined that the allegations set forth by StarTrac were too intertwined with both pre and post-effective date events to enforce the injunction. The parties arbitrated the matter and on January 26, 2001, the AAA rendered a decision in favor of Teletrac and denying StarTrac's claims.

            The Company is from time to time subject to claims and suits arising in the ordinary course of business. The Company is not currently a party to any proceeding that, in management's opinion, is likely to have a material adverse effect on the Company's business.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.


                                     PART II

Item 5.     MARKET FOR THE COMPANY'S COMMON EQUITY
            AND RELATED SECURITY HOLDER MATTERS

            There is no established trading market for the Company's Common
Stock.

            The Company has not paid any cash dividends to the holders of its equity securities. The ability of the Company to pay dividends is restricted by the Indenture dated September 29, 1999 between the Company and HSBC Bank USA, as Trustee, which governs the Senior Notes.

Item 6.     SELECTED FINANCIAL DATA

            Set forth below are selected historical financial data of the

Company and its predecessor. Certain of such historical financial and operating data have been derived from the audited consolidated financial statements of the Company and its predecessor as of and for the periods noted. The data contained in the following table should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the Company's and its predecessor's audited consolidated financial statements and the notes thereto included elsewhere in this Annual Report.

            On September 29, 1999, the Company's Plan of Reorganization was declared effective (the "Reorganization"). For the three months ended December 31, 1999, the Company has adopted Fresh Start Accounting in accordance with the AICPA's Statement of Position No. 90-7 ("SOP 90-7"). As a result, all financial statements presented for periods prior to September 30, 1999 are reflected as those of the predecessor company. See "Management's Discussion and Analysis of Results of Operations and Financial Condition" and "Consolidated Financial Statements."

            In accordance with the SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), the Company has changed its accounting for Equipment Revenue as of January 1, 2000 to be recognized over the expected life of the customer relationship rather than in the month in which the equipment is installed. As a result, unaudited pro forma financial data is presented to reflect the adoption of SAB 101 for all periods presented.

                                                                       Predecessor Company
                                 ------------------------------------------------------------------------------------------------

                                                                        Twelve Months Ended
                                 -------------------------------------------------------------------------------------------------
                                      12/31/96        12/31/96       12/31/97        12/31/97      12/31/98       12/31/98
                                      --------        --------       --------        --------      --------       --------
                                                      Pro Forma                      Pro Forma                    Pro Forma
                                                     (unaudited)                    (unaudited)                  (unaudited)

                                                                          (In thousands)
Statement of Operations Data:

Revenues                               $ 15,957       $  9,491       $ 24,821       $ 15,771       $ 28,615       $ 23,389

Operating expenses:

  Cost of revenues                        7,031          2,704         11,660          4,643         13,469          9,299
  Selling, general and administrative    20,186         20,186         35,373         35,373         40,842         40,842
  Refrequencing costs (1)                 1,340          1,340          1,110          1,110            390            390
  Restructuring charge                        -              -              -              -         19,668         19,668
  Depreciation and amortization           1,254          1,254          2,679          2,679          5,781          5,781
                                       --------       --------       --------       --------       --------       --------

Total operating expenses                 29,811         25,484         50,822         43,805         80,150         75,980
                                       --------       --------       --------       --------       --------       --------

Operating loss                          (13,854)       (15,993)       (26,001)       (28,034)       (51,535)       (52,591)

Interest expense                           (109)          (109)        (6,374)        (6,374)       (14,501)       (14,501)

Other income                                171            171          2,620          2,620          2,616          2,616
                                       --------       --------       --------       --------       --------       --------
Net loss                               $(13,792)      $(15,931)      $(29,755)      $(31,788)      $(63,420)      $(64,476)
                                       =========      =========      =========      =========      =========      =========
                                                                           New Company
                            ------------------------------------------------------------------------------------------------

                               Nine Months Ended                 Three Months Ended              Twelve Months Ended
                            ---------------------------   ------------------------------   ---------------------------------
                             9/30/99          9/30/99         12/31/99      12/31/99         12/31/00       12/31/00
                             -------          -------         --------      --------         --------       --------
                                              Pro Forma                     Pro Forma                       Pro Forma
                                             (unaudited)                   (unaudited)                     (unaudited)

                                                                          (In thousands)
Statement of Operations
Data:

Revenues                     $  25,337        $  23,897       $  7,570     $   7,825        $  30,753       $  28,370

Operating expenses:

  Cost of revenues               7,186           7,443           2,162         2,051           11,132           9,223
  Selling, general and          21,690          21,690           5,813         5,813           21,940          21,940
  administrative and
  engineering
  Depreciation and               4,341           4,341             328           328            1,420           1,420
  amortization
                             ---------       ---------       ---------     ---------        ---------       ---------
Total operating expenses        33,217          33,474           8,303         8,192           34,492          32,583
                             ---------       ---------       ---------     ---------        ---------       ---------

Operating loss                  (7,880)         (9,577)           (733)         (367)          (3,739)         (4,213)

Interest expense                (7,735)         (7,735)          (900)          (900)          (2,117)         (2,117)

Other income                       913             913             27             27            2,467           2,467

Reorganization costs            (1,322)         (1,322)           --             --               --              --
Gain on debt discharge/
Reorganization costs (2)       123,775         123,775            --             --               --              --
Cumulative effect of
change in accounting
principle (3)                     --              --              --             --            (4,828)            --
                              ---------       ---------       ---------    ---------         ---------       ---------

Net income (loss)             $ 107,751       $ 106,054       $  (1,606)   $  (1,240)       $  (8,217)      $  (3,863)
                              =========       =========       ==========   ==========       ==========      ==========

                                                  Predecessor Company                                New Company
                              ---------------------------------------------------------   --------------------------------
                                 12/31/96        12/31/97      12/31/98       9/30/99       12/31/99       12/31/00
                               ------------    ------------  ------------   -----------   ------------   ------------
                                                    (In thousands)                                (In thousands)

Balance Sheet Data:

Cash and cash
equivalents                      $  27,639     $  41,481      $   5,954      $   3,119     $   1,270     $     503
Restricted cash and
investments                          1,256        36,692         22,023           --            --            --

Total assets                        53,713       132,362         77,397         24,899        22,873        31,946

Long-term debt                       1,615       100,326        101,215         15,426        15,426        17,877

Preferred stock                     33,340        38,920         54,068           --            --            --

Stockholders' equity (deficit)       7,111       (20,556)       (89,932)         2,363           757        (7,459)

(1) Refrequencing costs are certain costs accrued in connection with conversion of vehicle location units to a new frequency band plan mandated by the FCC. See also "Management's Discussion and Analysis of Results of Operations and Financial Condition."

(2) Pursuant to the Plan of Reorganization, certain indebtedness of the Company was discharged in exchange for cash, and/or new indebtedness, and/or new equity interests and certain indebtedness was reinstated. See Note 3 to the Consolidated Financial Statements for further discussion of the Reorganization.

(3)            Cumulative effect as of 1/1/00.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

            The Company is a leading national provider of vehicle location and fleet management services in metropolitan areas. The Company currently has operations relating to commercial fleet management and consumer vehicle services. The commercial fleet management provides products and services that allow fleet operators to increase driver productivity, improve customer service, limit unauthorized vehicle use, and reduce driver overtime. The consumer vehicle services provide real-time stolen vehicle recovery, vehicle location, and roadside assistance. Management's Discussion and Analysis of Financial Condition and Results of Operations contain statements regarding matters that are not historical facts, but rather are forward-looking statements. These statements are based on current financial and economic conditions and current expectations and involve risk and uncertainties. The Company's actual results may differ materially from the results discussed in forward-looking statements. There can be no assurance that the Company's future operations will generate operating or net income. Factors that might cause such a difference include, but are not limited to, the "Risk Factors" set forth in the Company's Form S-1 filed on September 5, 1997.

            On September 15, 1999, the Reorganization was confirmed by the United States Bankruptcy Court and it was effective on September 29, 1999. As a result of the Reorganization, the recording of the restructuring transaction and the implementation of Fresh Start Accounting, the Company's results of operations after September 30, 1999 (the cutoff date used for financial reporting purposes) are not comparable to results reported in prior periods.

            On February 23, 2001, the Company entered into an Agreement and Plan of Merger with Trafficmaster pursuant to which Trafficmaster will acquire the Company for cash (including the assumption of debt). The merger has been approved by the Board of Directors and the holders of a majority of the Company's outstanding Common Stock. In addition, the holders of a majority of the Company's Senior Notes consented to the merger and waived certain rights such holders of Senior Notes may have pursuant to the Indenture, governing the terms of the Senior Notes, including the right to receive notice of a Change of Control (as defined in the Indenture) and to require the Company to repurchase their Senior Notes. The Senior Noteholders also waived events of noncompliance or default under the Indenture that would occur as a result of the Company's failure to satisfy the covenants set forth in Sections 4.14 and 5.01(iv) of the Indenture in connection with the merger. Such holders also consented to and approved the adoption of the Supplemental Indenture by the Indenture Trustee amending certain provisions of the Indenture. The Company expects consummation of the merger to occur in April, 2001, subject to the satisfaction of certain closing conditions in the merger agreement, including regulatory approval of the transfer of control of the FCC licenses used in the Company's business. The Company has filed with the SEC a Current Report on Form 8-K, dated March 6, 2001, in connection with this merger agreement.

            In accordance with SAB 101, the Company changed its revenue recognition on sales of commercial systems to be recognized over the expected life of the customer relationship. See the Consolidated Statements of Operations included in the accompanying Consolidated Financial Statements for the impact of the cumulative effect of change in accounting principle.

            The twelve-month information provided below for the year 1999 does not comply with SOP 90-7 requirements for companies upon emergence from bankruptcy, which requirements call for separate reporting for the newly reorganized company and the predecessor company. To facilitate a meaningful comparison of the Company's year-to-date operating performance in fiscal years 2000, 1999 and 1998, the following discussion of results of operations on a consolidated basis is presented on a traditional comparative basis for all periods presented.

                                               Twelve Months Ended
                                  --------------------------------------------
                                  12/31/2000       12/31/1999      12/31/1998
                                  ----------       ----------      ----------

OPERATING REVENUES:

Service revenue                   $21,823,318      $21,296,671     $18,028,832
Equipment revenue                   8,685,468        8,531,404      10,585,835
Other revenue                         243,905        3,078,667          -
                                  -----------      -----------     -----------
     Total operating revenues      30,752,691       32,906,742      28,614,667
                                  -----------      -----------     -----------

OPERATING EXPENSES:

  Cost of service revenue           3,252,826        3,208,951       4,206,939
  Cost of equipment revenue         7,879,704        6,138,824       9,261,564
  Selling, general and
  administrative                   17,964,052       21,480,659      30,217,327
  Engineering and research          3,975,945        6,022,639      10,624,945
  and development costs
  Refrequencing costs                    -                -            390,000
  Restructuring charge and other         -                -         19,667,557
  Depreciation and
  amortization                      1,419,609        4,668,644       5,781,103
                                  ------------     ------------    ------------

LOSS FROM OPERATIONS               (3,739,445)      (8,612,975)    (51,534,768)

OTHER EXPENSE (INCOME):

   Interest expense                 2,116,677        8,635,018      14,501,454
   Interest and other income         (268,861)        (939,838)     (2,616,394)
   Gain on disposal                (2,198,253)            -               -
                                  ------------     ------------    ------------

LOSS BEFORE REORGANIZATION AND
CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE               (3,389,008)     (16,308,155)    (63,419,828)

CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE                4,827,516            -               -

REORGANIZATION COSTS                    -            1,321,746           -
GAIN ON DEBT
DISCHARGE/REORGANIZATION                -         (123,774,589)          -
                                  ------------    -------------    ------------

(LOSS) GAIN BEFORE INCOME TAXES    (8,216,524)     106,144,688     (63,419,828)

PROVISION FOR INCOME TAXES              -                -               -
                                  ------------    -------------    ------------

NET (LOSS) INCOME                  (8,216,524)     106,144,688     (63,419,828)

PREFERRED DIVIDENDS                     -           $4,145,596      $5,839,674
                                  ------------    -------------    ------------

(LOSS) INCOME APPLICABLE TO
     COMMON STOCKHOLDERS          $(8,216,524)    $101,999,092    $(69,259,502)
                                  =============  ==============   =============

RESULTS OF OPERATIONS

Year Ended December 31, 2000 Compared to Unaudited Pro Forma Year Ended December 31, 1999.

            OPERATING REVENUES. Total operating revenues for 2000 were $30.8 million, compared to $32.9 million in 1999.

            Service revenues, which include revenues from both unit sales and rental units, increased to $21.8 million in 2000 from $21.3 million in 1999. The average commercial service revenue per vehicle application increased to $33.90 in December 2000 from $30.95 in December 1999 as a result of an increase in both ancillary services and monthly airtime rates.

            Equipment revenues increased to $8.7 million for the year ended December 31, 2000 from $8.5 million for the year ended December 31, 1999. Gross commercial sales (installations) decreased to 11,480 units for the year ended December 31, 2000 from 13,561 units for year ended December 31, 1999. The effect of SAB 101 increased the revenue for the year ended December 31, 2000 by $2.4 million.

            COST OF SERVICE REVENUES. Cost of service revenues includes the direct cost of providing service (network telephone, billing, roadside assistance and bad debt expense). Cost of service revenues increased to $3.3 million for the twelve months ended December 31, 2000 from $3.2 million for the twelve months ended December 31, 1999.

            COST OF EQUIPMENT REVENUES. Cost of equipment revenues includes the direct cost of equipment provided to customers, installation and other direct ancillary equipment. Cost of equipment revenues increased to $7.9 million for the twelve months ended December 31, 2000 from $6.1 million for the twelve months ended December 31, 1999. The effect of SAB 101 increased the cost of equipment for the year ended December 31, 2000 by $1.9 million.

            SELLING, GENERAL AND ADMINISTRATIVE, ENGINEERING AND RESEARCH AND DEVELOPMENT EXPENSES. Selling, general and administrative, engineering, and research and development expenses decreased by $5.6 million, to $21.9 million for the twelve months ended December 31, 2000 from $27.5 million for the twelve months ended December 31, 1999. The Company reduced expenses through significant reductions in personnel along with the closing of the San Francisco/Sacramento network and sale of the New York and Washington D.C./Baltimore networks. The Company's cost of research and development activities was not material in either 2000 and 1999.

            DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased for the twelve months ended December 31, 2000 to $1.4 million from $4.7 million for the twelve months ended December 31, 1999, primarily due to depreciation on fewer assets due to the sale of the New York and Washington D.C. networks to Ituran USA and the closing of the San Francisco/Sacramento network as well as lower cost bases resulting from Fresh Start Accounting beginning on October 1, 1999.

            OPERATING LOSSES. Operating losses incurred by the Company were $3.7 million for the twelve months ended December 31, 2000, as compared to $8.6 million for the twelve months ended December 31, 1999, for the reasons discussed above.

            INTEREST EXPENSE. Interest expense was $2.1 million for the twelve months ended December 31, 2000 compared to $8.6 million for the twelve months ended December 31, 1999, and primarily relates to the senior notes. The decrease is a result of the reduction in the senior notes from $105 million to $15 million as part of the reorganization.

            REORGANIZATION COSTS. Reorganization costs were $1.3 million for the twelve months ended December 31, 1999. These costs primarily represent professional fees incurred to effect the Reorganization.

            GAIN ON DEBT DISCHARGE/REORGANIZATION. The gain on debt discharge and reorganization was $123.8 million for the twelve months ended December 31, 1999. See Note 3 to the Consolidated Financial Statements for a description of the gain.

            NET LOSS. For the reasons discussed above and the cumulative effect of SAB 101 for $4.8 million, net loss was $8.2 million for twelve months ended December 31, 2000 compared to $106.1 million net income for twelve months ended December 31, 1999.

            TAX BENEFIT. No tax benefit has been recognized for any period due to the uncertainty of net operating loss carry-forward utilization.

Unaudited Pro Forma Year Ended December 31, 1999 Compared to Year Ended December 31, 1998.

            OPERATING REVENUES. Total operating revenues for 1999 were $32.9 million, compared to $28.6 million in 1998, an increase of 15%.

            Service revenues, which include revenues from both unit sales and rental units, increased to $21.3 million in 1999 from $18.0 million in 1998, an increase of 18%. The average commercial service revenue per vehicle application increased to $30.95 in December 1999 from $24.99 in December 1998 as a result of an increase in both ancillary services and monthly airtime rates.

            Equipment revenues decreased to $8.5 million for the year ended December 31, 1999 from $10.6 million for the year ended December 31, 1998, principally due to lower gross sales over the period. Gross commercial sales (installations) decreased to 13,561 vehicle applications for the year ended December 31, 1999 from 20,600 vehicle applications for year ended December 31, 1998 due to fewer sales personnel. Average equipment revenue per vehicle application increased to $629.11 for 1999 from $513.88 for 1998 mostly due to fewer discounts being offered to customers.

            Equipment rental revenues, which are included in total equipment revenues, increased to approximately $826,000 for the twelve months ended December 31, 1999 from $573,000 for the twelve months ended December 31, 1998.

            COST OF SERVICE REVENUES. Cost of service revenues includes the direct cost of providing service (network telephone, billing, roadside assistance and bad debt expense). Cost of service revenues decreased to $3.2 million for the twelve months ended December 31, 1999 from $4.2 million for the twelve months ended December 31, 1998. The reduction is a reflection of the sale of the New York and Washington D.C./Baltimore networks to Ituran USA and the closing of the San Francisco/Sacramento network.

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

            SELLING, GENERAL AND ADMINISTRATIVE, ENGINEERING AND RESEARCH AND DEVELOPMENT EXPENSES. Selling, general and administrative, engineering, and research and development expenses decreased by $13.3 million, from $40.8 million for the twelve months ended December 31, 1998 to $27.5 million for the twelve months ended December 31, 1999. The Company reduced expenses through significant reductions in personnel along with the closing of the San Francisco/Sacramento network and sale of the New York and Washington D.C./Baltimore networks. The Company had no material research and development costs in 1999, compared with $1.5 million in 1998.

            REFREQUENCING COSTS. Refrequency costs accrued for the twelve months ended December 31, 1998 was $0.4 million. The accrual reflects a change in estimate for the total refrequencing liability.

            RESTRUCTURING CHARGE AND OTHER. The Company recorded a charge of $19.7 million for the twelve months ended December 31, 1998. The charge was the result of management and organizational changes designed to improve profitability, increase customer focus, and decrease customer cancellations by becoming technologically neutral. The Company no longer plans to open new markets using its proprietary RF networks and has written-down assets and the costs of deinstalling those assets amounting to $17.3 million. The Company has terminated its agreement with its VLU supplier and was subject to a penalty and write-off totaling $1.4 million of VLU's that were not on the correct frequency. The Company cancelled its revolving credit agreement and wrote-off the unamortized deferred costs of $0.8 million. The Company also expensed deferred costs of $0.2 million for certain RF related projects.

            DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased for the twelve months ended December 31, 1999 to $4.7 million from $5.8 million for the twelve months ended December 31, 1998, primarily due to depreciation on fewer assets due to the sale of the New York and Washington D.C. networks to Ituran USA and the closing of the San Francisco/Sacramento network as well as lower cost bases resulting from Fresh Start Accounting beginning on October 1, 1999.

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

            REORGANIZATION COSTS. Reorganization costs were $1.3 million for the twelve months ended December 31, 1999. These costs primarily represent professional fees incurred to effect the Reorganization.

            GAIN ON DEBT DISCHARGE/REORGANIZATION. The gain on debt discharge and reorganization was $123.8 million for the twelve months ended December 31, 1999. See Note 3 to the Consolidated Financial Statements for a further discussion of this gain.

            NET (LOSS) INCOME . For the reasons discussed above there was net income of $105.6 million for the twelve months ended December 31, 1999, compared to a net loss of $63.4 million for twelve months ended December 31, 1998.

            TAX BENEFIT. No tax benefit has been recognized for any period due to the uncertainty of net operating loss carry-forward utilization.

LIQUIDITY AND CAPITAL RESOURCES

            Capital expenditures were $1.5 million for the twelve months ended December 31, 2000, primarily for the development of the Company's internal software and database platforms. The Company currently expects that its aggregate capital expenditures will be less than $2.0 million for 2001. These capital expenditures will consist primarily of costs associated with internal software development, the maintenance of existing markets, and other capital improvements.

            As a result of the Reorganization, the Company has outstanding an aggregate $15,000,000 of Senior Notes. The Senior Notes have a deferred interest election provision whereby the Company may elect to pay interest by the issuance of Deferred Interest Notes with a 12% interest rate due September 30, 2004. The Company has issued Deferred Interest Notes in the aggregate of $1,800,000 as of December 31, 2000. On March 15, 2001, in conjunction with interest due for the prior six months, the Company issued an additional $900,000 of Deferred Interest Notes.

            In May 2000, the Company paid off its $3,000,000 Senior Secured Note with the proceeds from the sale of the Miami and Orlando networks to Ituran USA. In January of 2001, the Company entered into a credit facility for a maximum of $750,000. The credit facility is secured by the accounts receivable of the Company. As of March 15, 2001, $550,000 has been drawn down from the facility. Pursuant to the merger agreement with Trafficmaster, all amounts owing under this facility would be repaid no later than the effective time of the merger.

            The Company has incurred recurring losses and has an overall stockholders' deficit of $7,459,212 as of December 31, 2000. In addition, the Company has long-term commitments that will require additional financing to meet those commitments. There is no assurance that the Company can reduce expenses sufficiently enough or be able to raise additional capital if needed to meet its commitments. In particular, if for any reason the contemplated merger with Trafficmaster is not consummated, the Company will be required to seek additional financing to support its operations. There can be no assurance that such financing will be available on acceptable terms, if at all.

YEAR 2000 COMPLIANCE AND EXPENDITURES

            To date we have not spent material amounts to comply with accounting and statutory requirements regarding the Year 2000. We believe that we will spend minimal additional amounts in the foreseeable future. The Company did not incur any significant changes to its results of operations from increased costs due to the Year 2000. The Company was not affected by any significant changes in the Company's customers buying patterns and did not experience an increase in returns in Year 2000.

INFLATION

            The Company believes that, to date, inflation has not had a material effect on its results of operations. Although inflation may in the future effect the cost of VLU and messaging units sold by the Company, the Company expects that technology and engineering improvements are likely to offset any foreseeable cost increases.

FASB PRONOUNCEMENTS

            In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137 ("SFAS No. 137"), an amendment of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 137 is effective for fiscal years beginning after June 15, 2000. The Company believes the adoption of SFAS No. 137 will not have a material effect on the Company's consolidated results of operations or financial condition.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

            The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. Based on our market risk sensitive instruments outstanding at December 31, 2000 and 1999, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such dates.


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

                          TELETRAC, INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Public Accountants..................................... 30
Consolidated Balance Sheets as of December 31, 2000 and
  1999....................................................................... 31
Consolidated Statements of Operations for the year ended
  December 31, 2000, the three months ended December 31, 1999, the nine months ended September 30, 1999 and the year ended December 31,
   1998 ..................................................................... 33
Consolidated Statements of Cash Flows for the year ended December 31, 2000, the three months ended December 31, 1999, the nine months ended September
   30, 1999 and the year ended December 31, 1998 ............................ 34
Consolidated Statements of Stockholders' (Deficit) Equity for the year ended
   December 31, 2000, the three months ended December 31, 1999, the nine months ended September 30, 1999 and the year ended December 31, 1998 ............ 35
Notes to Consolidated Financial Statements .................................. 36

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Teletrac, Inc.:

            We have audited the accompanying consolidated balance sheets of Teletrac, Inc. and subsidiary (a Delaware company) as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' (deficit) equity and cash flows for the year ended December 31, 2000, the three months ended December 31, 1999, the nine months ended September 30, 1999, and the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

            In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Teletrac, Inc. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the year ended December 31, 2000, the three months ended December 31, 1999, the nine months ended September 30, 1999, and the year ended December 31, 1998 in conformity with accounting principals generally accepted in the United States.

            The Company had recurring losses and has an overall stockholders' deficit of $7,459,212 as of December 31, 2000. In addition, the Company has long-term debt that could require additional equity or debt financing. The Company has entered into an agreement to be acquired as further discussed in
Note 1. If the contemplated merger is not consummated, the Company will be required to seek additional financing to support its operations and long-term debt commitments. There can be no assurance that such financing will be available on acceptable terms, if at all.

ARTHUR ANDERSEN LLP
San Diego, California
March 15, 2001

                          TELETRAC, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999


ASSETS                                                                        2000            1999
                                                                         --------------   -------------

CURRENT ASSETS:
Cash and cash equivalents                                                   $   502,802      $1,270,065
Accounts receivable, less allowance of
       $663,035 and $1,874,717 at 2000
       and 1999, respectively                                                 2,442,565       2,752,173
Accounts receivable - short-term equipment leasing,
       less allowance of $73,000 and $0 at 2000
       and 1999, respectively                                                   306,084               -
Inventories                                                                   4,128,110       4,411,507
Deferred equipment cost, short-term                                           6,106,129               -
Prepaid expenses and other                                                      849,843         936,691
                                                                         --------------   -------------

       Total current assets                                                  14,335,533       9,370,436


ACCOUNTS RECEIVABLE-LONG-TERM EQUIPMENT LEASING, less allowance
       of $104,000 and $0 at 2000 and 1999, respectively                        362,833       2,404,249
INVENTORIES, LONG-TERM                                                        1,144,800       2,977,650
DEFERRED EQUIPMENT COST, LONG-TERM                                            7,646,218               -
PROPERTY AND EQUIPMENT, net of accumulated depreciation of
       $1,544,401 and $322,602 at 2000 and 1999, respectively                 7,296,559       7,740,758
LICENSES AND OTHER, net of accumulated amortization of
       $24,015 and $4,830 at 2000 and 1999, respectively                      1,160,052         380,190
                                                                         --------------   -------------

       Total assets                                                         $31,945,995     $22,873,283
                                                                         ==============   =============


LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES AND OTHER:
   Accounts payable - trade                                                  $1,489,431      $1,009,529
   Accrued expenses                                                           1,432,842       2,562,014
   Accrued interest - 9% Senior Secured Notes                                   450,000               -
   Current portion of long-term obligations                                     500,000         118,733
   Secured Senior Note payable, 10%                                                   -       3,000,000
   Deferred equipment revenue, short-term                                     8,047,630               -
                                                                         --------------   -------------

       Total current liabilities and other                                   11,919,903       6,690,276


9% SENIOR SECURED NOTES                                                      15,000,000      15,000,000
12% DEFERRED INTEREST NOTES PAYABLE                                           1,800,000               -

CAPITAL LEASE OBLIGATIONS                                                       626,722         425,695
DEFERRED EQUIPMENT REVENUE, LONG-TERM                                        10,058,582               -


STOCKHOLDERS' (DEFICIT) EQUITY:

Common stock, $.01 par value, 20,000,000 shares authorized,9,986,700 and
       10,000,000 issued and outstanding as of December 31, 2000 and 1999,      99,867         100,000
       respectively
Warrants, 3,000,000 warrants to purchase 3,000,000 shares                      468,000         468,000
       of common stock
Additional paid-in-capital                                                   1,795,645       1,795,512
Accumulated deficit                                                         (9,822,724)     (1,606,200)


       Total stockholders' (deficit) equity                                  (7,459,212)        757,312
                                                                         --------------   -------------

       Total liabilities and stockholders' (deficit) equity                 $31,945,995     $22,873,283
                                                                         ==============   =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          TELETRAC, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2000,
                    THE THREE MONTHS ENDED DECEMBER 31, 1999,
                    THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                      AND THE YEAR ENDED DECEMBER 31, 1998

                                                                  New Company
                                     --------------------------------------------------------------------
                                                Year Ended                      Three Months Ended
                                                ----------                      ------------------
                                         12/31/2000      12/31/2000         12/31/1999      12/31/1999
                                     ---------------  ----------------   ---------------  -------------
OPERATING REVENUES:                                    Pro Forma                           Pro Forma
                                                      (unaudited)                         (unaudited)
  Service revenue                       $21,823,318     $21,823,318         $5,556,162      $5,556,162
  Equipment revenue                       8,685,468       6,303,158          1,713,900       1,968,593
  Other revenue                             243,905         243,905            300,000         300,000
                                       ------------   -------------       ------------    ------------

Total operating revenues                 30,752,691      28,370,381          7,570,062       7,824,755
                                       ------------   -------------       ------------    ------------

OPERATING EXPENSES:
  Cost of service revenue                 3,252,826       3,252,826            672,312         672,312
  Cost of equipment revenue               7,879,704       5,971,045          1,489,765       1,378,435
  Selling, general and administrative    17,964,052      17,964,052          4,554,442       4,554,442
  Engineering and research and            3,975,945       3,975,945          1,259,018       1,259,018
  development costs
  Depreciation and amortization           1,419,609       1,419,609            327,513         327,513
                                       ------------   -------------       ------------    ------------

LOSS FROM OPERATIONS                     (3,739,445)     (4,213,096)          (732,988)       (366,965)

OTHER EXPENSE (INCOME):
  Interest expense                        2,116,677       2,116,677            900,141         900,141
  Interest and other income                (268,861)       (268,861)           (26,929)        (26,929)
  Gain on disposal of equipment          (2,198,253)     (2,198,253)                 -               -
                                       ------------   -------------       ------------    ------------

LOSS BEFORE CUMULATIVE EFFECT            (3,389,008)     (3,862,659)        (1,606,200)     (1,240,177)

CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE                   4,827,516               -                  -               -
                                       ------------   -------------       ------------    ------------

LOSS BEFORE INCOME TAXES                 (8,216,524)     (3,862,659)        (1,606,200)     (1,240,177)

PROVISION FOR INCOME TAXES                        -               -                  -               -
                                       ------------   -------------       ------------    ------------

NET (LOSS) INCOME                        (8,216,524)     (3,862,659)        (1,606,200)     (1,240,177)
                                       ------------   -------------       ------------    ------------

LOSS APPLICABLE TO
COMMON STOCKHOLDERS                     $(8,216,524)    $(3,862,659)       $(1,606,200)    $(1,240,177)
                                       ============   =============       ============    ============


                                                                   Predecessor Company
                                     ------------------------------------------------------------------------
                                             Nine Months Ended                       Year Ended
                                             -----------------                       ----------
                                        9/30/1999         9/30/1999         12/31/1998         12/31/1998
                                     --------------   ---------------   -----------------   -----------------
                                                         Pro Forma                              Pro Forma
                                                        (unaudited)                            (unaudited)
OPERATING REVENUES:
  Service revenue                      $15,740,509        $15,740,509        $18,028,832        $18,028,832
  Equipment revenue                      6,817,504          5,378,273         10,585,835          5,359,553
  Other revenue                          2,778,667          2,778,667                  -                  -
                                      -------------      -------------      -------------      -------------

Total operating revenues                25,336,680         23,897,449         28,614,667         23,388,385

OPERATING EXPENSES:
 Cost of service revenue                 2,536,639          2,536,639          4,206,939          4,206,939
 Cost of equipment revenue               4,649,059          4,906,446          9,261,564          5,091,308
 Selling, general and administrative    16,926,217         16,926,217         30,217,327         30,217,327
 Engineering and research and            4,763,621          4,763,621         10,624,945         10,624,945
 development costs
 Refrequencing costs                             -                  -            390,000            390,000
 Restructuring charge and other                  -                  -         19,667,557         19,667,557
 Depreciation and amortization           4,341,131          4,341,131          5,781,103          5,781,103
                                     -------------      -------------      -------------      -------------

LOSS FROM OPERATIONS                    (7,879,987)        (9,576,605)       (51,534,768)       (52,590,794)

OTHER EXPENSE (INCOME):
  Interest expense                       7,734,877          7,734,877         14,501,454         14,501,454
  Interest and other income               (912,909)          (912,909)        (2,616,394)        (2,616,394)
                                     -------------      -------------      -------------      -------------
LOSS BEFORE REORGANIZATION
COSTS AND (GAIN) OF
DISCHARGE                             (14,701,955)       (16,398,573)       (63,419,828)       (64,475,854)

REORGANIZATION COSTS                     1,321,746         1,321,746                  -                  -
(GAIN) ON DEBT
DISCHARGE/REORGANIZATION              (123,774,589)     (123,774,589)                 -                  -
                                     -------------      -------------      -------------      -------------

GAIN (LOSS) BEFORE
INCOME TAXES                           107,750,888        106,054,270        (63,419,828)       (64,475,854)

PROVISION FOR INCOME TAXES                       -                  -                  -                  -
                                     -------------      -------------      -------------      -------------


NET INCOME (LOSS)                      107,750,888        106,054,270        (63,419,828)       (64,475,854)

PREFERRED DIVIDENDS                      4,145,596          4,145,596          5,839,674          5,839,674
                                     -------------      -------------      -------------      -------------

INCOME (LOSS) APPLICABLE TO
COMMON STOCKHOLDERS                   $103,605,292       $101,908,674       $(69,259,502)      $(70,315,528)
                                     =============      =============      =============      =============


               The accompanying notes are an integral part of these
                        consolidated financial statements.

                          TELETRAC, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2000,
                   THE THREE MONTHS ENDED DECEMBER 31, 1999,
                    THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                        AND THE YEAR ENDED DECEMBER 31, 1998

                                                                                  New Company
                                                                  ------------------------------------------
                                                                     Year Ended           Three Months Ended
                                                                      12/31/00                 12/31/99
                                                                  --------------         -------------------

OPERATING ACTIVITIES:
  Net income (loss)                                               $(8,216,524)             $(1,606,200)
  Adjustments to reconcile net loss to net cash used in
  operating activities -
      Depreciation and amortization                                 1,419,609                  327,513
      Gain on assets disposed/sold                                 (2,198,253)                       -
      Cumulative effect of change in accounting principle           4,827,516
      Accrued interest on warrant discount                                  -                  468,000
      Changes in working capital and other assets and
      liabilities:
         Accounts receivables                                       1,794,942                 (761,660)
         Inventories                                                1,642,596                  237,051
         Prepaid expenses and other                                   367,605                  (24,913)
         Current liabilities                                         (311,771)                (519,977)
         Accrued interest on senior secured notes                   1,979,131                  337,500
                                                                  --------------         -------------------

  Net cash provided by (used in) operating activities               1,304,851               (1,542,686)
                                                                  --------------         -------------------

INVESTING ACTIVITIES:
  Proceeds from sale of assets                                      3,601,205                    5,254
  Purchase of property and equipment                               (1,546,289)                (247,260)
  Purchase of other intangible assets                                (799,183)                       -
                                                                  --------------         -------------------

  Net cash provided by (used in) investing activities               1,255,733                 (242,006)
                                                                  --------------         -------------------

FINANCING ACTIVITIES:
  Payments of 10% Senior Secured Notes                             (3,000,000)                       -
  Capital lease payments                                             (286,282)                 (63,887)
  Payments on Milgo note payable                                      (41,565)                       -
                                                                  --------------         -------------------

  Net cash used in financing activities                            (3,327,847)                 (63,887)
                                                                  --------------         -------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                            (767,263)              (1,848,579)

CASH AND CASH EQUIVALENTS, beginning of period                      1,270,065                3,118,644
                                                                  --------------         -------------------

CASH AND CASH EQUIVALENTS, end of period                          $   502,802              $ 1,270,065
                                                                  ==============         ===================
SUPPLEMENTAL DISCLOSURE-
Interest paid (note 3)                                            $   221,609              $   432,141
                                                                  ==============         ===================

Capital lease obligations entered into for equipment              $      -                 $    74,755
                                                                  ==============         ===================

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                                                              Predecessor Company
                                                                  ------------------------------------------
                                                                    Nine Months Ended         Year Ended
                                                                        9/30/1999             12/31/1998
                                                                  --------------------   -------------------

OPERATING ACTIVITIES:
  Net income (loss)                                                   $107,750,888              $(63,419,828)
  Adjustments to reconcile net income (loss) to
  net cash used in operating activities -
     Depreciation and amortization                                       4,341,131                 5,781,103
     Accretion of discount on senior notes                                 196,853                   192,399
     Loss on assets disposed/sold                                                -                   128,699
     Loss on assets from restructuring                                           -                19,667,557
     Gain on debt discharge                                           (123,774,589)                        -
     Changes in working capital and other assets and
     liabilities:                                                                -                         -
        Restricted cash                                                          -                 1,750,000
        Accounts receivable                                               (486,143)                 (823,032)
        Inventories                                                      1,928,508                (7,262,461)
        Prepaid expenses and other                                         275,300                 3,611,973
        Current liabilities                                               (136,902)                 (776,208)
        Refrequency liability                                              (58,184)               (3,012,402)
        Accrued interest on senior secured notes                                 -                   204,167
                                                                    ---------------      -------------------

  Net cash used in operating activities                              (9,963,138)             (43,958,033)
                                                                    ---------------      -------------------

INVESTING ACTIVITIES:
  Proceeds from sale of assets                                           10,500                        -
  Purchase of property and equipment                                 (1,189,983)             (12,013,902)
  Purchase of other intangible assets                                  (705,596)              (1,095,690)
                                                                    ---------------      -------------------
  Net cash used in investing activities                              (1,885,079)             (13,109,592)
                                                                    ---------------      -------------------

FINANCING ACTIVITIES:
  Issuance of preferred stock, Series B, net                                  -                9,820,980
  Proceeds from issuance of senior notes                              3,000,000                        -
  Restricted investments                                              6,503,863               12,715,006
  Credit facility                                                             -                   (2,254)
  Capital lease payments                                               (490,507)                (993,339)
                                                                    ---------------      -------------------


  Net cash provided by financing activities                           9,013,356               21,540,393
                                                                    ---------------      -------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                            (2,834,861)             (35,527,232)

CASH AND CASH EQUIVALENTS, beginning of period                        5,953,505               41,480,737
                                                                    ---------------      -------------------

CASH AND CASH EQUIVALENTS, end of period                            $ 3,118,644            $   5,953,505
                                                                    ===============      ===================

SUPPLEMENTAL DISCLOSURE-
Interest paid                                                       $ 6,509,877            $  15,070,874

Capital lease obligations entered into for equipment                $    21,516            $   2,210,210



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          TELETRAC, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 2000,
                    THE THREE MONTHS ENDED DECEMBER 31, 1999,
                THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND THE
                          YEAR ENDED DECEMBER 31, 1998

                                                         Common Stock
                                     --------------------------------------------------------
                                     Class A        Class B        Par $.01         Warrants
                                     --------       --------       ---------        ---------

BALANCE, December 31, 1997         $   2,490       $       -      $        -       $7,039,954

Cost of issuance of preferred
      stock, series B
Net loss                                   -               -               -                -
Preferred stock dividends                  -               -               -                -
                                  ----------      ----------      ----------       ----------


BALANCE, December 31, 1998             2,490               -               -        7,039,954

Net income                                 -               -               -                -
Preferred stock dividends                  -               -               -                -
Gain on debt discharge                (2,490)              -               -       (7,039,954)
Issuance of common
 stock $.01 par                            -               -         100,000                -
Issuance of warrants                       -               -               -          468,000
                                  ----------      ----------      ----------       ----------



BALANCE, September 30, 1999                -               -         100,000          468,000

Net loss                                   -               -               -                -
                                  ----------      ----------     -----------       ----------

BALANCE, December 31, 1999                 -               -         100,000          468,000

Returned and retired common stock          -               -            (133)               -

Net loss                                   -               -               -                -
                                  ----------      ----------     -----------       ----------

BALANCE, December 31, 2000        $        -      $        -        $998,670         $468,000
                                  ==========      ==========     ===========       ==========



                                      Additional         Accumulated
                                   Paid-In-Capital         Deficit           Total
                                  -----------------       --------           -----

BALANCE, December 31, 1997           $16,732,656        $(44,331,060)   $(20,555,960)

Cost of issuance of preferred
      stock, series B                   (117,027)                  -        (117,027)
Net loss                                       -         (63,419,828)    (63,419,828)
Preferred stock dividends             (5,839,674)                  -      (5,839,674)
                                     -----------        ------------     -----------


BALANCE, December 31, 1998            10,775,955        (107,750,888)    (89,932,489)

Net income                                     -         107,750,888     107,750,888
Preferred stock dividends             (4,145,596)                  -      (4,145,596)
Gain on debt discharge                (6,630,359)                  -     (13,672,803)
Issuance of common
 stock $.01 par                        1,795,512                   -       1,895,512
Issuance of warrants                           -                   -         468,000
                                     -----------        ------------     -----------



BALANCE, September 30, 1999            1,795,512                   -       2,363,512

Net loss                                       -          (1,606,200)     (1,606,200)
                                     -----------        ------------     -----------

BALANCE, December 31, 1999             1,795,512          (1,606,200)        757,312

Returned and retired common stock            133                   -               -

Net loss                                      -           (8,216,524)     (8,216,524)
                                     -----------        ------------     -----------

BALANCE, December 31, 2000            $1,795,645         $(9,822,724)    $(7,459,212)
                                     ===========        ============     ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          TELETRAC INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS:

Teletrac, Inc., a Delaware corporation, through its wholly-owned subsidiary, Teletrac License, Inc. (collectively, the "Company"), controls licenses issued by the Federal Communications Commission (FCC) to construct and operate radio location networks for the purpose of locating, tracking and communicating with commercial fleet and consumer vehicles as a result of its acquisition of AirTouch Teletrac. As of December 31, 2000, the Company operated in thirteen metropolitan markets: Los Angeles, Chicago, Detroit, Dallas, Miami, Houston, Orlando, San Francisco, San Diego, Sacramento, Washington D.C./Baltimore, Phoenix and New York. The Company also uses its proprietary location systems to provide vehicle location and stolen vehicle recovery services to consumers in its Los Angeles market. The networks consist primarily of antennas, transmission and receiving equipment, customer-owned vehicle locating units
(VLUs) that receive and transmit signals, and operating centers that interpret and relay the transmissions.

On June 9, 1999 the Company filed for voluntary protection under Chapter 11 of the U.S. Bankruptcy Code. On September 15, 1999, the Company's Prenegotiated Plan of Reorganization was approved by the United States Bankruptcy Court and was declared effective on September 29, 1999 (the "Reorganization"). Pursuant to the Reorganization, $105.0 million in 14% Senior Secured Notes were cancelled in exchange for cash, and/or new indebtedness, and/or new equity interests, certain indebtedness was reinstated, certain claims were settled, executory contracts and unexpired leases were assumed or rejected, certain prepetition claims were discharged, and the new members of the new Board of Directors of the Company were designated. The Company distributed to creditors approximately $21.6 million in restricted cash, $0.2 million in unrestricted cash, $15.0 million principal amount of its 9% Senior Notes due September 30, 2004 (the "Senior Notes"), equity securities consisting of 10 million shares of new common stock and 800,000 warrants, each of which is convertible into one share of new common stock at an exercise price of $7.40 per share.

In order to fund operations of the Company post Reorganization, the Company issued an aggregate of $3.0 million principal amount of 10% Senior Secured Notes due September 30, 2000 (the "Senior Secured Notes"). The Senior Secured Notes had quarterly interest payments and 3,000,000 detachable warrants, each of which is convertible into one share of new common stock at an exercise price of $0.05 per share. These warrants have been valued at $468,000 and have been amortized to interest expense in the accompanying statement of operations. The principal and interest were paid in full in May 2000.

In May, 2000, Ituran USA purchased the Miami and Orlando networks from the Company pursuant to an option to buy these networks, which was granted by the Company to Ituran USA as part of the Reorganization. The proceeds from the sale were approximately $4.0 million and were used to repay the Senior Secured Notes discussed above.

On February 23, 2001, the Company entered into a merger agreement with Trafficmaster plc ("Trafficmaster") pursuant to which Trafficmaster will acquire the Company for cash (including the assumption of debt). The merger has been approved by the Board of Directors and the holders of a majority of the Company's outstanding common stock. In addition, the holders of a majority of the Company's outstanding 9% Senior Secured Notes due September 2004 (the "Senior Notes") consented to the merger and waived certain rights such holders of Senior Notes may have pursuant to the Indenture, dated as of September 29, 1999 between the Company and HSBC Bank USA, as Trustee (the "Indenture") governing the terms of the Senior Notes, including the right to receive notice of a Change of Control (as defined in the Indenture) and to require the Company to repurchase their Senior Notes. The Senior Noteholders also waived events of noncompliance or default under the Indenture that would occur as a result of the Company's failure to satisfy the covenants set forth in Sections 4.14 and 5.01(iv) of the Indenture in connection with the merger. Such holders also consented to and approved the adoption of a supplemental indenture (the "Supplemental Indenture") by the Indenture Trustee amending certain provisions of the Indenture. The Company expects consummation of the merger to occur in April, 2001, subject to the satisfaction of certain closing conditions in the merger agreement, including regulatory approval of the transfer of control of the FCC licenses used in the Company's business. The Company has filed with the Securities and Exchange Commission (the "SEC") a Current Report on Form 8-K, dated March 6, 2001, in connection with this merger agreement.

The Company has incurred recurring losses and has an overall stockholders' deficit of $7,459,212 as of December 3, 2000. Also, the Company has long-term commitments that will require additional financing. There is no assurance that the Company can reduce expenses sufficiently enough or be able to raise additional capital if needed to meet its commitments. In particular, if for any reason the contemplated merger with Trafficmaster is not consummated, the Company will be required to seek additional financing to support its operations. There can be no assurance that such financing will be available on acceptable terms, if at all.

2.  ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition

The Company services the commercial market for use in fleet management and the consumer market for individual vehicle tracking. The commercial systems include VLUs, computer hardware, and vehicle tracking software. For the year ended December 31, 1998, the nine months ended September 30, 1999 and the three months ended December 31, 1999, the Company recognized sales of commercial systems upon installation of the system. However, in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements," the Company changed its revenue recognition on sales of commercial systems to be recognized over the expected life of the customer relationship. This resulted in a cumulative effect of change in accounting principle of $4.8 million as of January 1, 2000, recorded in the fourth quarter of the year ended December 31, 2000. As a result, the Company restated its first three quarters of fiscal 2000 results. See Note 12 for a more complete presentation of the effect of SAB 101 on the quarterly financial results. The commercial service fee revenues are recognized monthly as the services are provided. The VLUs for the consumer market are sold along with monthly service contracts. Service revenues for the consumer market may be paid in advance and are recognized monthly as earned.

Cash and Cash Equivalents

The Company considers investments, which consist primarily of investments in commercial paper purchased with a maturity of three months or less to be cash equivalents. The carrying amounts approximate fair value due to the short maturities of these instruments.

Inventories

Inventories consist of VLUs, computer systems and other receiving and transmitting equipment held for sale. Inventories are stated at the lower of cost or market using the first-in, first-out method of valuation.

Inventories consist of the following at December 31:

                                              2000                  1999
                                        -----------------    -----------------

Vehicle Location Units ("VLU")                 $3,417,073           $5,538,409

Messaging units                                   998,412              944,686

Computers and software                            251,657              328,016

Other inventory                                   605,768              578,046
                                        -----------------    -----------------

         Total inventories                      5,272,910            7,389,157

         Less: Long-term inventories            1,144,800            2,977,650
                                        -----------------    -----------------

         Current portion                       $4,128,110           $4,411,507
                                        =================    =================


In connection with a supply agreement with a vendor, the Company was required to purchase minimum quantities of VLU's. These purchase requirements resulted in inventory quantities which exceed the next year's anticipated demand. The Company does not have plans to alter its technology in its existing markets. Accordingly, quantities in excess of one year's anticipated demand have been classified as long-term inventory in the accompanying consolidated balance sheets.

Property and Equipment

The Company provides for depreciation expense using the straight-line method over five to seven years for all categories other than leasehold improvements, which are depreciated over the life of the lease. Property and equipment are recorded at cost. In accordance with Fresh Start Accounting, property and equipment were reflected at fair market values based on the equity valuation of the Company as of September 30, 1999.

                                        December 31, 2000     December 31, 1999
                                        -----------------     -----------------

System software and equipment                  $5,897,369            $5,803,006
Computer equipment                              2,065,037             1,371,926
Furniture and fixtures                            679,818               666,875
Automobiles                                        87,086               118,015

Leasehold improvements                             76,881               101,005

Construction in progress                           34,769                 2,533
                                        -----------------     -----------------
                                                8,840,960             8,063,360

    Less:  accumulated depreciaiton            (1,544,401)             (322,602)
                                        -----------------     -----------------
       Net property and equipment              $7,296,559            $7,740,758
                                        =================     =================

Maintenance and repair expenses are charged to operations as incurred. When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in operations.

The Company capitalizes certain costs incurred in the development of internal-use software. As a result, approximately $860,000 and $547,000 is capitalized as of December 31, 2000 and 1999, respectively. Capitalized costs include only (1) external direct costs of materials and services consumed in developing or obtaining internal-use software and (2) payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software project. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose.

Licenses and Other

Licenses represent a long-term intangible asset that allows FCC authorization to broadcast at designated frequencies. They are amortized using the straight-line method over 15 years. FCC license terms are for 5-year periods with unlimited options to renew for subsequent 5-year periods. These licenses were revalued as part of Fresh Start Accounting and account for approximately $0.3 million of licenses and other. The remaining $0.9 million relates to product development costs for FDEE and will be expensed in future periods through costs of equipment revenues.

The Company accounts for software development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, whereby costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs are capitalized. Technological feasibility is established upon completion of a working model. Software development costs incurred subsequent to the establishment of technological feasibility have been capitalized in other assets on the accompanying consolidated balance sheets and were approximately $894,000 and $95,000 at December 31, 2000 and 1999, respectively.

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

Income Taxes

Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities applying tax regulations existing at the end of the reporting period. The Company has fully reserved its deferred tax asset, principally consisting of net operating loss carry-forward generated as of December 31, 2000 and 1999.

Recent Accounting Pronouncements

In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137 ("SFAS No. 137"), an amendment of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 137 is effective for fiscal years beginning after June 15, 2000. The Company believes the adoption of SFAS No. 137 will not have a material effect on the Company's consolidated results of operations or financial condition.

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments: the carrying amount reported on the balance sheet approximates the fair value for cash, short-term borrowings and current maturities of long-term obligations; and the fair value for the Company's fixed rate long-term obligations is estimated based on the current rates offered to the Company for obligations of the same remaining maturities. Based on the above, amounts reported on the consolidated balance sheet above for financial instruments approximate fair value.

Reclassifications

Certain amounts previously reported in the 1999 financial statements have been reclassified to conform with the 2000 presentation.

3.  FRESH START ACCOUNTING:

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

The following sets forth the results of Fresh Start Accounting:

                                   Predecessor          Reorganization and Fresh Start            New
                                     Company                     Adjustments                    Company
                                                        ------------------------------
                                September 30, 1999      Debit             Credit          September 30, 1999
                               -------------------      ------           --------          ------------------
   ASSETS

Total current assets                $34,675,005      $         -       $22,344,345 (a)       $12,330,660

Property and equipment (net)         17,510,571                -         9,598,966 (b)         7,911,605


Long-term receivables                   853,499                -                 -               853,499


Other assets                          3,965,779                -           162,129 (c)         3,803,650
                                    -----------       ----------       -----------           -----------
                                    $57,004,854       $        -       $32,105,440           $24,899,414
                                    ===========       ==========       ===========           ===========


   LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

   Current liabilities:
         Current portion of
            long-term debt          $   707,862         $600,000 (d)     $     -             $   107,862

         Accounts payable and other
            accrued liabilities       6,373,676             -               628,669 (e)        7,002,345
                                   ------------       ----------        -----------          -----------

   Total current liabilities          7,081,538          600,000            628,669            7,110,207

   Total noncurrent liabilities     109,484,499      109,058,804 (f)     15,000,000 (g)       15,425,695


   Stockholders' (deficit) equity:
      Preferred stock                58,213,276       58,213,276 (h)             -                    -
      Common stock                        2,490            2,490 (i)        100,000  (j)        100,000
      Warrants                        7,039,954        7,039,954 (i)        468,000  (k)        468,000
      Additional paid-in-
      capital                         6,630,360        6,630,360 (l)      1,795,512  (j)      1,795,512
      Retained earnings
        (accumulated deficit)      (131,447,263)      10,382,952 (m)    141,830,215  (n)              -
                                   ------------     ------------       ------------         -----------

                                    $57,004,854     $191,927,836       $159,822,396         $24,899,414
                                   ============     ============       ============         ===========

Explanations of the above adjustments are as follows:

a) To remove the restricted cash of $21,644,345 that was paid to the 14% Senior Secured Note holders and an adjustment of $700,000 to accounts receivable for realizability due to the Reorganization.

b) To adjust the property and equipment to estimated fair market value and to decrease the identifiable assets by the reorganization value less the identifiable assets.

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

m) Remove positive accumulated earnings after posting gain from debt discharge and reorganization charges.

n) Post debt discharge and reorganization gain against retained deficit.

4. REORGANIZATION COSTS:

In accordance with SOP 90-7, expenses of the Predecessor Company resulting from the Reorganization are reported separately as reorganization items in the accompanying consolidated statement of operations, and are summarized below:

                                                            Nine Months Ended
                                                            September 30, 1999
                                                            ------------------
Legal fees                                                       $1,245,029
Court fees                                                           27,500
Printing fees                                                        49,217
                                                            ------------------
                                                                 $1,321,746
                                                            ==================

5. LONG-TERM OBLIGATIONS:

Long-term obligations consist of the following as of December 31:

                                                      2000                  1999
                                                      ----                  ----

9% Senior Notes payable to a bank, principal
and interest due September 30, 2004, secured
by substantially all the assets of the
Company                                           $   15,000,000        $    15,000,000

12% Deferred Interest Notes payable to a bank,
principal and interest due October 1, 2004,            1,800,000                      -
secured by substantially all the
assets of the Company

10% Senior Secured Notes payable to a bank,
principal and interest due September 30,
2004, secured by substantially all the assets
of the Company                                                 -              3,000,000

Accrued interest secured notes                           516,630                      -

Capital lease obligations                                632,882                544,428
Note payable to Milgo                                    427,210                      -
                                              -------------------    -------------------
                                                      18,376,722             18,544,428
      Less current portion                               500,000              3,118,733
                                              -------------------    -------------------
                                                 $    17,876,722        $    15,425,695
                                              ===================    ===================


The Company holds leases on automobile, furniture, telephone and frequency receiving and transmitting equipment for periods greater than one year.

The 9% Senior Notes have a deferred interest election provision which the Company elected in September 2000, which resulted in the 12% Deferred Interest Note. On March 15, 2001, the Company elected to convert the interest payable for the 9% Senior Notes into an additional 12% Deferred Interest Note for $900,000.

Principal maturities of long-term obligations as of December 31, 2000 follows:

           Fiscal year ending

                  2001                                        $    500,000
                  2002                                             322,647
                  2003                                             304,075
                  2004                                          17,250,000
                                                          ----------------

                                  TOTAL:                      $ 18,376,722
                                                          ================

On January 9, 2001, the Company entered into a credit facility with Aspen Capital Partners, L.P., a holder of approximately 19% of the Company's outstanding common stock. The facility provides for a loan of up to $750,000 that is secured by the accounts receivable of the Company, accrues interest at a rate of prime plus 6% and is due on January 9, 2002.

6. STOCKHOLDERS' (DEFICIT) EQUITY:

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

The following table represents the total number of option shares granted and forfeited under all plans for the twelve months ended December 31, 2001:

        Outstanding at December 31, 1999        1,188,500
                                                ---------
          Granted                                  30,000
          Forfeited                               139,500
                                                ---------
        Outstanding at December 31, 2000        1,079,000
                                                =========

The shares were issued with an excise price of $0.16, based on the equity valuation of the Company during the Reorganization.

Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") was issued by the Financial Accounting Standards Board in 1995 and, if fully adopted, changes the methods for recognition of cost on plans similar to those of the Company. Adoption of SFAS No. 123 is optional, however, pro forma disclosures as if the Company had adopted the cost recognition method are required. Had compensation cost for stock options awarded under the Plan been determined consistent with SFAS No. 123, the effect to net income and earnings per share would have been immaterial.

The Black-Scholes option valuation model was used in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions such as expected option life and expected stock price volatility. Because the Company's employee stock-based compensation plan has characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, the Company believes that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of awards from those plans.

The fair value at date of grant for options granted during fiscal 2000 and 1999 were $.21 and $.20, respectively, and were estimated using the Black-Scholes option pricing model with the following assumptions:

                                Options                 Options
                                Granted                 Granted
                                in 1999                 in 2000
                                -------                 -------
      Volatility                  1.0%                    1.0%
      Dividend yield              0.00%                   0.00%
      Risk free interest rate     5.8%                    6.53%
      Expected option life      3-5 years               3-5 years

7.  EMPLOYEE BENEFIT PLANS:

The Company sponsors a defined-contribution profit sharing 401(k) plan (the "401(k) Plan") which covers all full-time employees. The benefits of the 401(k) Plan are based on years of service, the employee's compensation, employee contributions and earnings of plan assets. The Company's funding policy is to contribute an amount equal to $0.50 for every dollar contributed by the employees up to $1,000 annually. The Company contributed approximately $106,000 and $164,536 during 2000 and 1999, respectively.

8.  INCOME TAXES:

Deferred income taxes are provided for temporary differences between the financial accounting basis and tax basis of assets and liabilities and temporary differences in reporting income and expense.

The Company's Net Operating Losses ("NOL's") and Alternative Minimum Tax ("AMT") NOL's total approximately $70 million and $63.8 million, respectively, for 2000. However, the utilization of these NOL's is limited under Internal Revenue Code
Section 382. Pursuant to the Plan of Reorganization, the Company incurred a greater than fifty percent ownership change, thereby, subjecting the NOL's to the Section 382 limitations. The Company estimates that only $17.2 million of NOL's are available to be utilized to offset future taxable income due to the
Section 382 limitations.

The components of net deferred tax assets (liabilities) are as follows (in thousands):

                                                              December 31,            December 31,
                                                                  2000                    1999
                                                               ---------                --------
DEFERRED TAX ASSETS:
  NOL                                                          $ 26,567               $  2,486
  Reduction for Internal Revenue Code Section 382               (20,054)                  --
                                                                -------                  -----
  Net NOL available for future use                                6,513                  2,486

  Reserves and Accruals                                            --                      785
  Depreciation                                                      898                  2,591
  Other                                                           2,724                    330

Deferred Tax Liabilities -
  Other                                                             (63)                  --
                                                                -------                 ------

Net deferred tax assets                                          10,072                  6,192
Tax asset reserve                                               (10,072)                (6,192)
                                                                -------                 ------

Net deferred taxes                                             $      -                 $    -
                                                               ========                 ======

9.  COMMITMENTS AND CONTINGENCIES:

The Company has operating leases for office space and antenna sites for periods greater than one year. Minimum payments under such operating leases are as follows (in thousands):

            Year Ending
            -----------

                2001                                  $1,448

                2002                                     847

                2003                                     456

                2004                                     313

                2005                                     278

            Thereafter                                    80
                                                     -------
                                     Total           $ 3,422
                                                     =======

Employment Agreements

          The five most senior officers of the Company (the "Principal Officers") have employment agreements with the Company (the "Employment Agreements"). The Employment Agreements of four officers were initially for a period of two years commencing on September 29, 1999. One officer's employment commenced on January 17, 2000. On September 28, 2000, each of the officer's agreements was amended to extend the term to September 29, 2002.

          The Employment Agreements all provide the same terms, other than salary and salary position, for each of the Principal Officers and provide for aggregate salaries of $872,000 per annum.

          In addition to base compensation, the Employment Agreements also provide that each Principal Officer is eligible for a bonus, which shall be established by the Compensation Committee of the Board of Directors and shall be based on target performance objectives set by the Compensation Committee. The Employment Agreements also grant three of the officers options to purchase 75,000 shares of Common Stock of the Company and one officer options to purchase 30,000 shares of Common Stock of the Company, all pursuant to the Company's stock option plan, which is described below.

          The Employment Agreements contain a provision stating that in the event that the employee is terminated other than for cause and/or in the event that all or a majority of the stock or the assets are sold to a purchaser, he shall be entitled to severance compensation equal to the lesser of (i) one year's base salary or (ii) the amount of the base salary for the remaining term of his employment agreement. The Employment Agreements also include a confidentiality provision that survives the employee's term of employment for three years. The Employment Agreements also contain a non-competition provision that remains in effect for a period of two years after the employee's termination.

10.  RESTRUCTURING CHARGE:

In the fourth quarter of 1998, the Company recorded a restructuring charge of approximately $19.7 million. The charge was the result of management and organizational changes designed to improve profitability, increase customer focus, and decrease customer cancellations by becoming technologically neutral. The major components of the restructuring charge are as follows (in thousands):

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
                                                                    =======

The Company no longer plans to open new markets using its proprietary RF networks and has written down assets and the costs of deinstalling those assets. The Company has terminated its agreement with its VLU supplier and was subject to a penalty and wrote-off VLU's that were not on the correct frequency. The Company cancelled its revolving credit agreement and wrote-off the deferred costs of the facility. The Company also expensed deferred costs of certain RF related projects. As of December 31, 2000, no costs remain accrued for the restructuring.

11.  LEGAL PROCEEDINGS:

Prior to the acquisition of AirTouch Teletrac, PacTel Teletrac (predecessor to AirTouch Teletrac) brought an action before the United States Patent and Trademark Trial and Appeal Board against T.A.B. Systems ("TAB") opposing TAB's registration of the mark "Teletrak." The Trademark Trial and Appeal Board granted PacTel Teletrac's motion for summary judgment, but summary judgment was reversed by the U.S. Court of Appeals for the Federal Circuit. TAB then filed an infringement action against PacTel Teletrac, the Company and other parties in the U.S. District Court for the Central District of California. On December 22, 1997, the District Court granted summary judgment in favor of the Company. This decision was appealed by TAB to the U.S. Court of Appeals for the Ninth Circuit and such appeal was pending as of the date the Company filed its bankruptcy petition. The Bankruptcy Court issued an order permitting the Ninth Circuit appeal to proceed. Oral arguments were heard on April 10, 2000. On March 20, 2001 the Ninth Circuit Court of Appeals filed a decision affirming the District Court's grant of summary judgment. Under the terms of the Asset Purchase Agreement between AirTouch Teletrac and the Company, AirTouch Teletrac must pay the costs of any litigation relating to this matter and must indemnify the Company against any losses relating thereto. AirTouch Teletrac has notified the Company that it intends to continue to litigate this matter on its own behalf as well as on behalf of the Company, and that it will bear the cost of such litigation. There can be no assurance that AirTouch Teletrac will be successful in such litigation or that AirTouch Teletrac will honor its indemnification obligations (including any costs or losses relating to a change of name, if required as a result of the litigation).

The Company settled the litigation in Bankruptcy Court with Milgo Solutions f/k/a Raycal-Datacom, Inc. ("Milgo") and Newcourt Leasing, Inc. ("Newcourt") regarding certain telecommunications equipment that the Company believes it purchased from Milgo. Milgo and Newcourt asserted that the Company did not purchase this equipment, and alleged that the Company holds same pursuant to one or more leases. The settlement stipulation, which was approved by Bankruptcy Court on October 27, 2000 and became final and non-appealable on November 21, 2000, provides that the Company shall pay Milgo the sum of $1,000,000 over a three-year term, in monthly installments and without interest. As part of the settlement, complete mutual releases were delivered in favor of all parties.

The Company was a defendant in an American Arbitration Association ("AAA") proceeding brought by Star Trac, Inc. ("StarTrac") on or about February 23, 2000. StarTrac asserted that the Company breached the dealer agreement between the parties and sought actual and punitive damages. The Company denied the claims asserted by StarTrac initially on the basis that these claims were discharged by the bankruptcy proceeding and filed a motion to enforce the injunction created by the Plan of Reorganization. However, the Bankruptcy Court determined that the allegations set forth by StarTrac were too intertwined with both pre and post-effective date events to enforce the injunction. The parties arbitrated the matter and on January 26, 2001, the AAA rendered a decision in favor of Teletrac and denying StarTrac's claims.

The Company is from time to time subject to claims and suits arising in the ordinary course of business. The Company is not currently a party to any proceeding that, in management's opinion, is likely to have a material adverse effect on the Company's business.

12.  SUMMARY OF UNAUDITED QUARTERLY FINANCIAL INFORMATION:

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2000 and 1999, as restated to reflect the change in accounting principle effective January 1, 2000 discussed in Note 2, and a reconciliation of amounts previously reported to the amounts as restated (in thousands):

                                          March 31,    June 30,   Sept 30,
                                            2000         2000       2000
                                         -----------   --------   --------
Revenues as reported                       $ 7,187     $ 7,357    $ 7,251
Impact of accounting change on revenues        480         483        417
                                           -------     -------    -------
Revenues as restated                       $ 7,667     $ 7,840    $ 7,668
                                           =======     =======    =======

Net income (loss) as reported              $(1,342)    $ 1,758    $(1,009)
Impact of accounting change                     60          65         39
Cumulative effect of accounting change      (4,828)       --         --
                                           -------     -------    -------
Net income (loss) as restated              $(6,110)    $ 1,823    $  (970)
                                           =======     =======    =======

                                         March 31,    June 30,      Sept 30,       Dec 31,
                                           2000         2000          2000          2000
                                           ----         ----          ----          ----
Revenues as restated                   $   7,667     $   7,840     $   7,668     $   7,578
Total operating expenses                  (8,949)       (6,017)       (8,638)      (10,538)
                                       ---------     ---------     ---------     ---------
Net income (loss) before cumulative       (1,282)        1,823          (970)       (2,960)
  effect of accounting change
Effect of accounting change               (4,828)         --            --            --
                                          -------       -------       -------        ------
Net income (loss) as restated          $  (6,110)    $   1,823     $    (970)    $  (2,960)
                                          ======         =====          ====        ======

                                         March 31,     June 30,     Sept. 30,      Dec. 31,
                                           1999          1999         1999           1999
                                         ---------     --------     --------        ------
Revenues                                  10,455         7,440         7,441         7,825
Total operating expenses                 (17,430)      (14,620)      114,460        (9,065)
                                         -------       -------       -------        ------
Net income (loss)                         (6,975)       (7,180)      121,901        (1,240)
                                         =======       =======       =======        ======

                                    PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The Board of Directors and the executive officers of the Company and their ages as of December 31, 2000, are as follows:

Name                         Age              Position
-----                        ---              --------

Steven D. Scheiwe             40              Chief Executive Officer, General
                                              Counsel and Director
Alan B. Howe                  39              Chief Financial Officer, Vice-
                                              President of Finance and Corporate
                                              Development
Steven M. Settelmayer         41              Vice-President of Sales and
                                              Marketing
Charles A. Scheiwe            34              Controller
Kenneth A. Wiesner            37              Vice-President of Customer
                                              Operations
Paul M. Albert, Jr.           57              Director
Mark E. Holliday              32              Director
Neil Subin                    36              Director
R. Ted Weschler               39              Director


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

          Alan B. Howe, the Chief Financial Officer, Vice-President of Finance and Corporate Development of Teletrac, joined Teletrac in November 1995 from Wireless Co., L.P. ("Wireless"), where he served as Director of Corporate Development. Wireless, a joint venture of Sprint, TCI, Comcast and Cox Cable, successfully acquired multiple personal communication system licenses throughout the United States. Prior to his affiliation with Wireless Co., Mr. Howe held various finance positions at Sprint in its Wireless Task Force and Corporate Treasury Group. Before joining Sprint, Mr. Howe was an assistant Vice-President at Manufacturers Hanover Trust. He received an M.B.A. from Indiana University, Graduate School of Business, and a B.A. from the University of Illinois.

            Steven M. Settelmayer, Director of Sales and Marketing, has been with Teletrac since 1995. Prior to his current role, he served as Sales Manager, Branch Manager and Project Manager for the team that developed Teletrac's advanced integrated marketing and sales automation system. Prior to joining Teletrac, Mr. Settelmayer worked for Rockwell International from July 1995 through November 1995, most recently as Western Regional Sales Manager for the FleetMaster Group. Prior to this he had served four years as one of the top performing and innovative sales executives for Air Touch Teletrac. Mr.

Settelmayer received his BS in Industrial Marketing from San Francisco State University.

          Charles A. Scheiwe has served as Controller of Teletrac since 1995, in which position he has been responsible for Teletrac's back office operations, including accounting, billing and information systems. Mr. Scheiwe, a certified public accountant, joined Teletrac in 1995 from Pentapage, where he served as its Controller. Prior to Pentapage, Mr. Scheiwe held various positions at Premiere Page from 1989 through 1995. Mr. Scheiwe received his B.A./B.S. from the University of Colorado in 1989.

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

            During 2000, the Board of Directors held ten meetings. The only standing committees of the Board of Directors are the Audit Committee and the Compensation Committee. During 2000, the members of the Audit Committee were Mark Holliday, Neil Subin and Paul Albert. The Audit Committee periodically consults with the Company's management and independent public accountants on financial matters, including the Company's internal financial controls and procedures. The Audit Committee held three meetings in 2000. During 2000, the members of the Compensation Committee were Steven Scheiwe, Neil Subin and Ted Weschler. The Compensation Committee approves compensation arrangements for the Company's executive officers and administers the Company's stock option plans. The Compensation Committee held two meetings in 2000.

Item 11.    EXECUTIVE COMPENSATION

     The following table sets forth certain compensation information as to the Chief Executive Officer and the four other highest paid executive officers of the Company for the fiscal year ended December 31, 2000:

                                                                                                 LONG-TERM
                                                                                               COMPENSATION
                                               ANNUAL COMPENSATION                                AWARDS
                             -------------------------------------------------------     ------------------------
                                                                                         SECURI-      ALL
                                                                         OTHER           TIES         OTHER
                                                                         ANNUAL          UNDER-       COMPEN-
NAME AND                                                                 COMPEN-         LYING        SATION
PRINCIPAL                      YEAR       SALARY           BONUS         SATION          OPTIONS      ($)
POSITION                                  ($)              ($)                           (#)
-----------------            ---------   -------------    ------------   -----------     ----------   ----------

Steven D. Scheiwe                1998        143,830          34,890        -               -           1,000
 Chief Executive Officer         1999        188,861          15,925        -               -           1,000
 General Counsel                 2000        214,442          75,000        -               -           1,000

Alan B. Howe                     1998        131,124          43,940        -               -           1,000
Chief Financial Officer          1999        156,724          13,163        -               -           1,000
 Vice President of Finance       2000        177,681          75,000        -               -           1,000
 and Corporate Development

Steven M. Settelmayer            1998        100,000          15,000        -               -           1,000
 Vice President of Sales         1999        125,500               -        -               -           1,000
  and Marketing                  2000        179,023          25,000        -               -           1,000

Charles A. Scheiwe               1998         99,000          50,128        -               -             495
 Controller                      1999        128,136          10,602        -               -             613
                                 2000        143,370          75,000        -               -             702

Kenneth A. Wiesner               1998        125,100          41,337        -               -           1,000
  Vice President of              1999        160,814           9,375        -               -           1,000
  Customer Operations            2000        177,681          75,000        -               -           1,000

Employment Agreements

            The five most senior officers of the Company (the "Principal Officers") have employment agreements with the Company (the "Employment Agreements"). The Employment Agreement of each of Messrs. S. Scheiwe, Howe,
C. Scheiwe and Weisner was initially for a period of two years commencing on September 29, 1999. Mr. Settelmayer's employment commenced on January 17, 2000. On September 28, 2000, each of these agreements was amended to extend the term to September 29, 2002.

          The Employment Agreements all provide the same terms, other than salary and position, for each of the Principal Officers. Steven D. Scheiwe's Employment Agreement defines his position as Chief Executive Officer, Vice President, General Counsel and Secretary of the Company and provides for a salary of $210,000 per annum. Alan B. Howe's Employment Agreement defines his position as Chief Financial Officer and Vice President of Finance and Corporate Development of the Company and provides for a salary of $174,000 per annum. Steven M. Settelmayer's Employment Agreement defines his position as Vice President of Sales and provides for a salary of $174,000 per annum. Charles A. Schiewe's employment agreement defines his position as Controller and provides for a salary of $140,400 per annum. Kenneth A. Weisner's Employment Agreement defines his position as Vice President of Customer Operations of the Company and provides for a salary of $174,000 per annum.

          In addition to base compensation, the Employment Agreements also provide that each Principal Officer is eligible for a bonus, which shall be established by the Compensation Committee of the Board of Directors and shall be based on target performance objectives set by the Compensation Committee. The Employment Agreements also grant each of Messrs. S. Scheiwe, Howe, C. Scheiwe and Weisner options to purchase 75,000 shares of common stock of the Company and Mr. Settelmayer options to purchase 30,000 shares of common stock of the Company, all pursuant to the Company's stock option plan, which is described below.

          The Employment Agreements contain a provision stating that in the event that the employee is terminated other than for cause and/or in the event that all or a majority of the stock or the assets are sold to a purchaser, he shall be entitled to severance compensation equal to the lesser of (i) one year's base salary or (ii) the amount of the base salary for the remaining term of his employment agreement. The Employment Agreements also include a confidentiality provision that survives the employee's term of employment for three years. The Employment Agreements also contain a non-competition provision that remains in effect for a period of two years after the employee's termination.

401(k) Plan

          The Company maintains a 401(k) Savings Plan for its full-time employees that permits employee contributions up to 15% of annual compensation to the plan on a pre-tax basis. In addition, the Company may make a matching contribution of up to 50% of each participating employee's annual compensation, not to exceed $1,000, before taxes. The Company may also make additional discretionary contributions to the plan in any plan year up to the annual 401(k) plan contribution limits as defined in the Internal Revenue Code of 1986, as amended. The plan is administered by the Compensation Committee.

          For the plan year ended December 31, 2000, the Company has accrued an aggregate of approximately $106,000 for matching contributions to the plan in 2000.

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

          The purchase price of common stock upon exercise of incentive stock options must not be less than the fair market value of the common stock at the date of the grant or, in the case of incentive stock options issues to holders of more than 10% of the outstanding common stock, 110% of the fair market value. The maximum term of the incentive stock options is ten years, or five years in the case of 10% shareholders. The aggregate fair market value, on the date of the grant, of the common stock for which incentive stock options are exercisable for the first time by an employee during any calendar year may not exceed $100,000. Options granted under the Plan are generally nontransferable by the optionee and must be exercised by the optionee during the period of the optionee's employment or service with the Company and within the optionee's lifetime or within a specified period following termination of employment or service or the optionee's death.

          The Company is currently authorized to issue an aggregate 1,500,000 shares under the Plan and has reserved 1,346,071 shares for issuance pursuant to the exercise of nonqualified and incentive stock options.

          The exercise price of the options is $0.16 and was determined based on the equity valuation of the Company during the Reorganization. As of December 31, 2000, options to purchase 1,246,750 shares were granted, and 167,750 forfeited, leaving options to purchase 1,079,000 shares outstanding.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth the information regarding the beneficial ownership of the Company's common stock, par value $0.01 per share, as of December 31, 2000 by (i) certain stockholders or groups of related stockholders who, individually or as a group, are the beneficial owners of 5% or more of the common stock, (ii) the Chief Executive Officer of the Company, the four other most highly compensated executive officers of the Company and the directors of the Company and (iii) the executive officers and directors of the Company as a group.

                                                  SHARES
                                                BENEFICIALLY     PERCENTAGE
NAME AND ADDRESS                                  OWNED (1)     OWNERSHIP (2)
-----------------                             ---------------   -------------

Principal Stockholders:

Aspen Partners .................................   2,602,544 (3)     24.4%
    1114 Avenue of the Americas, 38th Floor
    New York, NY 10036

Capital Research ...............................   2,586,580 (3)     24.2%
    135 South State College Blvd.

    Brea, CA 92821

Lutheran Brotherhood ...........................   1,583,620 (4)     15.2%
    625 Fourth Avenue South
    Minneapolis, MN 55415

Equitable Life Assurance Society ...............   1,003,112 (5)      9.6%
    1345 Avenue of the Americas, 37th Floor
    New York, NY 10105

TD Securities (USA) Inc ........................     848,787          8.5%
    31 West 52nd Street
    New York, NY 10019-6101

Miller, Lloyd I Funds ..........................     820,841 (6)      8.0%
    4550 Gordon Drive
    Naples, FL 34102

Bank of Montreal ...............................     633,449 (7)      6.2%
    115 S. LaSalle
    Chicago, IL  60603

Paul M. Albert, Jr. ............................      75,000 (8)       *

Mark E. Holliday ...............................      25,000 (8)       *

Neil Subin .....................................     230,221 (9)      2.3%

Steven D. Scheiwe ..............................      75,000 (8)       *

R. Ted Weschler ................................      75,000 (8)       *

Alan B. Howe ...................................      75,000 (8)       *

Steve M. Settelmayer ...........................      75,000 (8)       *

Charles A. Scheiwe .............................      75,000 (8)       *

Kenneth A. Weisner .............................      75,000 (8)       *

All Executive Officers and Directors as a Group
  (9 people)                                         780,221 (10)     7.4%


-------------

* Less than 1%.


(1) Unless otherwise indicated, the entities and individuals identified in this table have sole voting and investment power with respect to all shares set forth in the table.

(2) The percentages shown are based on 9,986,700 shares of common stock outstanding on December 31, 2000 (including 1,505,712 shares reserved for issuance upon settlement of claims in the reorganiza-
            tion).

(3) Includes warrants to purchase an aggregate 696,100 shares of the Company's common stock.

(4) Includes warrants to purchase an aggregate 426,184 shares of the Company's common stock.

(5) Includes warrants to purchase an aggregate 501,556 shares of the Company's common stock.

(6) Includes warrants to purchase an aggregate 220,905 shares of the Company's common stock.

(7) Includes warrants to purchase an aggregate 170,474 shares of the Company's common stock.

(8)         Represents options to purchase shares of the Company's common stock.

(9) Includes warrants to purchase an aggregate 77,842 shares of the Company's common stock and options to purchase an aggregate 25,000 shares of the Company's common stock.

(10) Includes warrants to purchase an aggregate 77,842 shares of the Company's common stock and options to purchase an aggregate 570,000 shares of the Company's common stock.


Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            None.


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

4.10 Form of Supplemental Indenture between the Company. and HSBC Bank USA (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed March 6, 2001).

10.1 Mobile Data Terminal Purchase Agreement, dated as of February 8, 1996, between Micronet, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K filed March 30, 2000).

*10.2 Amendment to Mobile Data Terminal Purchase Agreement, dated September 20, 1999, between Micronet, Inc. and the Company (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K filed March 30, 2000).

10.3        Employment Agreement, dated as of September 29, 1999, between Steven
            D. Scheiwe and the Company (incorporated by reference to Exhibit
            10.3 to the Company's Annual Report on Form 10-K filed March 30,
            2000).

10.4 Employment Agreement, dated as of September 29, 1999, between Alan Howe and the Company (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K filed March 30, 2000).

10.5 Employment Agreement, dated as of September 29, 1999, between Charles Scheiwe and the Company (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K filed March 30, 2000).

10.6 Employment Agreement, dated as of September 29, 1999, between Kenneth Weisner and the Company (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K filed March 30, 2000).

10.7 Letter agreement, dated as of September 28, 2000, amending and extending the Employment Agreement between Steven D. Scheiwe and the Company.

10.8 Letter agreement, dated as of September 28, 2000, amending and extending the Employment Agreement between Alan Howe and the Company.

10.9 Letter agreement, dated as of September 28, 2000, amending and extending the Employment Agreement between Charles Scheiwe and the Company.

10.10 Letter agreement, dated as of September 28, 2000, amending and extending the Employment Agreement between Kenneth Weisner and the Company.

10.11 Employment Agreement, dated as of January 17, 2000, between Steven Settelmayer and the Company.

10.12 Letter agreement, dated as of September 28, 2000, amending and extending the Employment Agreement between Steven Settelmayer and the Company.

10.13 Agreement and Plan of Merger, dated as of February 23, 2001, by and among Trafficmaster plc, TT merger Sub, Inc., Teletrac, Inc. and Steven D. Scheiwe, as Stockholder Representative (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed March 6, 2001).

21.1        Subsidiaries of the Registrant.

-----------
* Certain confidential portions have been omitted from this Exhibit and filed separately with the Commission pursuant to a confidential treatment request under Rule 24b-2

            (b) Reports on Form 8-K filed during the last quarter of the fiscal year ended December 31, 2000:

            None.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 22, 2001                       TELETRAC, INC.
                                            By:    /s/ STEVEN D. SCHEIWE
                                               ---------------------------------
                                               Steven D. Scheiwe
                                               Chief Executive Officer,
                                               General Counsel and Director


            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                      Title                            Date
---------------                -----                            ----

/s/ ALAN B. HOWE            Chief Financial Officer, Vice-      March 22, 2001
-----------------------     President of Finance and
Alan B. Howe                Corporate Development



/s/ CHARLES SCHEIWE         Controller                          March 22, 2001
-----------------------
Charles Scheiwe

/s/ KENNETH A. WIESNER      Vice-President of Customer          March 22, 2001
-----------------------     Relations
Kenneth A. Wiesner


/s/ PAUL M. ALBERT, JR.     Director                            March 22, 2001
-----------------------
Paul M. Albert, Jr.


/s/ MARK E. HOLLIDAY        Director                            March 22, 2001
-----------------------
Mark E. Holliday

/s/ NEIL SUBIN              Director                            March 22, 2001
-----------------------
Neil Subin

/s/ R. TED WESCHLER         Director                            March 22, 2001
-----------------------
R. Ted Weschler